Form 10QSB
period 2001-09-30
OBAN MINING INC
filed 2001-12-21
CIK 1130809

=========================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 333-53894

OBAN MINING INC.
(Exact name of registrant as specified in its charter)

NEVADA	Not Applicable
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

412 Memorial Drive N.E.
Calgary, Alberta
Canada T2E 4Y7
(Address of principal executive offices)

(403) 265-8788
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2001: 5,000,000.

=========================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OBAN MINING INC.
(An Exploration Stage Company)
Balance Sheet
(Unaudited)

September 30, 2001	December 31, 2000

ASSETS

	$	$
Current Cash	359	128
	359	128

LIABILITIES

Current Accounts payable and accrued liabilities	4,335	3,485
Advances from related party	15,927	15,927
	20,262	19,412

STOCKHOLDER'S DEFICIENCY

Common Stock
Authorized: 100,000,000 shares, $0.00001 par value Issued and outstanding: 5,000,000 shares (2000: 5,000,000 shares)	50	50
DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	(19,953)	(19,334)
	(19,903)	(19,284)
	359	128

See accompanying Notes to the Financial Statements

OBAN MINING INC.
(An Exploration Stage Company)
Statement of Operations
(Unaudited)

	For the Three Months Ended September 30,	For the period from September 20, 2000 (Inception) to September 30,	For the Nine Months Ended September 30,	For the period from September 20, 2000 (Inception) to September 30,	Cumulative from September 20, 2000 (Inception) to September 30,
	2001	2000	2001	2000	2001
	$	$	$	$	$

Revenue	-	-	-	-	-
Mineral property costs	-	826	-	826	826
General and Administrative Expenses
Legal Fees	-	-	-	-	15,000
Audit Fees	-	-	-	-	3,000
Filing Fees	200	400	200	400	685
Office and sundry	374	-	419	-	442
	(574)	(1,226)	(619)	(1,226)	(19,953)
NET LOSS	(574)	(1,226)	(619)	(1,226)	(19,953)
BASIC AND DILUTED LOSS PER SHARE	0.00	0.00	0.00	0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying Notes to the Financial Statements

OBAN MINING INC.
(An Exploration Stage Company)
Statement of Stockholder's Deficiency
(Unaudited)

From Inception (September 20, 2000) to September 30, 2001

			Deficit Accumulated During the Exploration Stage	Total Stockholder's Deficiency
	Common Stock
	Shares	Amount
		$	$	$

Balance, September 20, 2000	-	-	-	-

Common stock issued for cash	5,000,000	50	-	50

Net loss for the period	-	-	(19,334)	(19,334)

Balance, December 31, 2000	5,000,000	50	(19,334)	(19,284)
Net loss for the period			(619)	(619)
Balance, September 30, 2001	5,000,000	50	(19,953)	(19,903)

See accompanying Notes to the Financial Statements

OBAN MINING INC.
(An Exploration Stage Company)
Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,	For the period from September 20, 2000 (Inception) to September 30,	Cumulative from September 20, 2000 (Inception) to September 30,
	2001	2000	2001
	$	$	$
Cash Flows From Operating Activities

Loss from operations	(619)	(1,226)	(19,953)
Cash provided by changes in operating assets and liabilities
Increase in accounts payable	850	400	4,335
Advances from related party	-	826	15,927
Net cash provided by operating activities	231	-	309

Cash Flows From Financing Activities

Issuance of common stock for cash	-	50	50
Net cash provided by financing activities	-	50	50

Increase in cash	231	50	359

Cash at beginning of period	128	-	-

Cash at end of period	359	50	359

See accompanying Notes to the Financial Statements

OBAN MINING INC.
(An Exploration State Company)
Notes to the Financial Statements
(Unaudited)

September 30, 2001

NOTE 1 - Basis of Presentation

These unaudited financial statements have been prepared in accordance with the instructions to the SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as at December 31, 2000 and June 30, 2001 included in the Company's Registration Statement SB-2/A-3.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ended December 31, 2001.

NOTE 2 - GOING CONCERN

The Company was incorporated in the State of Nevada on September 20, 2000. Since inception, the Company has acquired 2 mineral claims in the Slocan Mining Division, Province of British Columbia, Canada. To date, the Company has not conducted any exploration on the claims. Management intends to raise funds for a preliminary exploration program to assess the mineral potential of the claims, and to finance the cost of general and administrative expenses, and projected further losses from operations in the exploratory stage.

The ability of the Company to maintain its existence and commence exploration of its mineral claims is dependent upon its raising sufficient new equity financing. The commencement of principal operations is dependent upon the discovery of economically recoverable ore reserves, confirmation of the Company's interest in the mineral claims, the ability of the Company to obtain necessary financing to complete development, and future profitable production or proceeds from the sale of all or an interest in the mineral claims. The likely outcome of these future events is indeterminable. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Item 2. Management's Discussion and Analysis or Plan of Operation.

This section of this report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our prospectus. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in Oban Mining. We must raise cash to implement our project and stay in business. Even if we raise the maximum amount of money in our offering, we do not know how long the money will last, however, we do believe it will last twelve months. It depends upon the amount of exploration we conduct and the cost thereof. We will not know that information until we begin exploring our property. We will not begin exploration of our property until we raise money from our offering.

To meet our need for cash we are attempting to raise money from a public offering. We cannot guarantee that we will be able to raise enough money through our offering to stay in business. Whatever money we do raise, will be applied to exploration. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from our offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. We have discussed this matter with our sole officer, however, our sole officer is unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash, other than through our offering. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the maximum amount of money from our offering, it will last a year. If we raise less than the maximum amount, we do not believe the money will last a year. If we raise less than the maximum amount and we need more money we will have to revert obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

We will be conducting research in the form of exploration of our property. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a body of ore and we have determined it is economical to extract the ore from the land.

Plan of Operations

Our success depends upon finding mineralized material. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

In addition, we may not have enough money to complete our exploration of our property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

Our property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money in our offering. That is because we do not have money to start exploration. Once our offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by Locke Goldsmith and a physical examination of the property. The cost of staking the claims was included in the $826.00 we paid to Mr. Goldsmith. Before gold retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

We do not know if we will find gold. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that whatever is located under adjoining property may or may not be located under our property.

Our exploration program is designed to economically explore and evaluate our properties.

We do not claim to have any minerals or reserves whatsoever at this time on any of our properties.

We intend to implement an exploration program and intend to proceed in the following three phases:

Phase 1 will begin with research of the available geologic literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites. We have recently begun this phase of the exploration process on our properties.

When the research is completed, our initial work will be augmented with geologic mapping, geophysical testing and geochemical testing of our claims. When available, existing workings, like trenches, prospect pits, shafts or tunnels will be examined. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we will to begin trenching the area.

Trenches are generally approximately 150 ft. in length and 10-20 ft. wide. These dimensions allow for a thorough examination of the surface of the vein structure types generally encountered in the area. They also allow easier restoration of the land to its pre-exploration condition when we conclude our operations. Once excavation of a trench is completed, samples are taken and then analyzed for economically potential minerals that are known to have occurred in the area. Careful interpretation of this available data collected from the various tests aid in determining whether or not the prospect has current economic potential and whether further exploration is warranted.

Phase 1 will take about 3 months and cost up to $20,000.

Phase 2 involves an initial examination of the underground characteristics of the vein structure that was identified by Phase 1 of exploration. Phase 2 is aimed at identifying any mineral deposits of potential economic importance. The methods employed are

* more extensive trenching
* more advanced geophysical work
* drift driving

Drift driving is the process of constructing a tunnel to take samples of minerals for testing. Later, the tunnel can be used for mining minerals . The geophysical work gives a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling. Trenching identifies the continuity and extent of mineralization, if any, below the surface. After a thorough analysis of the data collected in Phase 2, we will decide if the property warrants a Phase 3 study.

Phase 2 will take about 3 months and cost up to $40,000.

Phase 3 is aimed at precisely defining the depth, the width, the length, the tonnage and the value per ton of any mineral body. This is accomplished through extensive drift driving. Phase 3 will take about 6 months and cost up to $80,000.

The breakdown of estimated times and dollars for each phase was made by the board of directors.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

If we are unable to complete and phase of exploration because we don't have enough money, we will cease operations until we raise more money. If we cannot or do not raise addition money, we will cease operations.

We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for gold. We may or may not find any mineralized material. As it is impossible to predict the likelihood of such an event.

We will not move on to a subsequent phase until the phase we are working on is completed.

We do not have any plan to take the Company from phase 3 exploration to revenue generation until we have determined its economic feasibility.

We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History; Need for Additional Capital

There is no historical financial information about Oban Mining upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we will have to conduct research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing from our public offering to provide for the capital required to implement our research and exploration phases. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

Results of Operations

From Inception on September 20, 2000

We just recently acquired our first property. We have staked the property and will begin Phase I of our exploration plan upon completion of this offering. We expect to start Phase I as soon as possible following the completion of our public offering.

Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on September 20, 2000 to September 30, 2001 was $50. In addition a related party advanced a total of $15,927 to us which must be repaid.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in September 2000 to Richard A. Achron, our sole officer and director. This was accounted for as a cash shares purchase of $50.

Since our inception, Mr. Achron, has advanced the total sum of $15,927, which was used by us to pay organizational and start-up costs and operating capital. The loans do not bear interest and have not been paid as of the date hereof. There are no documents reflecting the loan and they are not due on a specific date. Mr. Achron will accept repayment from us when money is available.

As of September 30, 2001, our total assets were $359 and our total liabilities were $20,262.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 21st day of December, 2001.

OBAN MINING INC.
BY:	/s/ Richard A. Achron Richard A. Achron, President, Treasurer, Secretary, Chief Executive Officer, Principal Accounting Officer, Principal Financial Officer and a sole member of the Board of Directors