Form 10KSB
period 2001-12-31
OBAN MINING INC
filed 2002-03-26
CIK 1130809

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - December 31, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 333-53894

OBAN MINING INC.
(Exact name of registrant as specified in its charter)
NEVADA (State or other jurisdiction of incorporation or organization)	88-0467848 (Employer Identification No.)

OBAN MINING INC.
11960 Hammersmith Way, Suite 155
Richmond, British Columbia
Canada V7A 5C9
(Address of principal executive offices, including zip code.)

(604) 275-8994
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ x ] NO [    ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [    ]

State Issuer's revenues for its most recent fiscal year. December 31, 2001 - $-0-.

The current market value of the common stock held by non-affiliates on March 15, 2002 is $20. There are approximately 2,000,000 shares of common voting stock of the Registrant held by non-affiliates. There is no public market for the Registrant's securities so these shares have been valued at par value of $0.00001 per share.

Issuers involved in Bankruptcy Proceedings during the past Five Years.

Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: March 15, 2002 - 7,000,000 shares of Common Stock

Transitional Small Business Issuer Format

YES [ X ] NO [    ]

PART I

ITEM 1. BUSINESS

General

We were incorporated in the State of Nevada on September 20, 2000. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at 5844 South Pecos Road, Suite D, Las Vegas, Nevada 89120 and our business office is 11960 Hammersmith Way, Suite 155, Richmond British Columbia, Canada V7A 5C9. Our telephone number is (604) 275-8994. Our offices are donated rent-free by our president. There is no monthly rental.

Oban Mining has no plans to change its business activities or to combine with another business, and is not aware of any events or circumstances that might cause its plans to change.

Background

In July 2000, Richard A. Achron, our sole officer and director, entered into an oral agreement with Locke Goldsmith, an unrelated third party, to stake one property containing two unpatented mining claims in Reco Mining area, Sandon, Slocan Mining Division, British Columbia, Canada, in exchange for $826.00. The transaction with Mr. Goldsmith was arms length. Mr. Goldsmith was hired because we believed he was knowledgeable about mining claims in British Columbia and we are not. The claims were conveyed by Mr. Goldsmith to Mr. Achron and are recorded in Mr. Achron's name to avoid paying additional fees. The property is held in trust pursuant to a written declaration executed by Mr. Achron. Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time. In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Achron will convey title to the properties to the wholly owned subsidiary corporation. Should Mr. Achron transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Mr. Achron will be liable to us for monetary damages for breaching the terms of his agreement with us.

All Canadian lands and minerals that have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Company's property, that is the province of British Columbia. In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The Company's property is one such acquisition. Accordingly, fee simple title to the Company's property resides with the Crown. The Company's claims are mining leases issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

The property is unencumbered and there are no competitive conditions that affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

To date we have not performed any work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

Location and Access

The property is located on the upper slopes of Reco Mountain and the north end of the Kokanee Range in the Selkirk Mountains. It is situated approximately three miles south of Highway 31A, approximately ten miles east of the village of New Denver.

The property is situated in the Kootenay Arc, a band of sedimentary, volcanic, and metamorphic rock that extends from northern Washington State where the strike is northeasterly to north of Revelstoke, British Columbia where the strike is northwesterly. The age of rocks ranges from Precambrian to Jurassic. This is referred to as "Alta" on the map.

Two assessable roads lead into the middle of the property. The Stenson Creek road departs southerly from Highway 31A at Retallack. The Carpenter Creek road departs southeasterly from Highway 31A at Three Forks; at Cody a branch road trends northerly to join the Stenson Creek road at the summit of a pass. Various spur roads and trails provide additional access.

Physiography

The property lies between elevations of 1,460 feet and 2,900 feet above sea level. The main areas of interest occur between 2,100 feet and 5,520 feet above sea level. Vegetation is light at higher elevations to heavy at lower elevations. There is ample water and timber within the property to support all phases of exploration.

The property is snow-free from June through November, allowing a five to six month exploration season. The property is within commuting distance of New Denver, which has grocery stores, restaurants, motels, and banking facilities. The city of Nelson, which is one hour and a half by road is located directly south and is the nearest major center.

History of Previous Work

Exploration in the area dates from 1891. Evidence of previous exploration appears from the condition of the property, however, the records relating to exploration on the property are incomplete. The evidence consists of filled in pits. Other than the evidence of filled in pits, there is no evidence of mining and there is no plant or equipment located on the property. There is no power source on the property.

Property Geology

The major type of rock found on the property is quartz. Gold, silver and copper are found in quartz veins. We have not determined that there are quartz veins on the property. We have not determined if there is any gold, silver or copper in the quartz vein.

Our Proposed Exploration Program

Our success depends upon finding mineralized material. Mineralized material is a mineralized body that has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

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

Our property is undeveloped raw land. Exploration and surveying has not been initiated. Our offering has been concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by Mr. Goldsmith and a physical examination of the property. The cost of staking the claims was included in the $826.00 we paid to Mr. Goldsmith. Before gold retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

We do not know if we will find gold. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under our property.

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

When the research is completed, our initial work will be augmented with geologic mapping, geophysical testing and geochemical testing of our claims. When available, existing workings like trenches, prospect pits, shafts or tunnels will be examined. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we will to begin trenching the area.

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
* more advanced geophysical work
* drift driving

Drift driving is the process of constructing a tunnel to take samples of minerals for testing. Later, the tunnel can be used for mining minerals. The geophysical work gives a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling. Trenching identifies the continuity and extent of mineralization, if any, below the surface. After a thorough analysis of the data collected in Phase 2, we will decide if the property warrants a Phase 3 study.

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

If we are unable to complete any phase of exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we may cease operations completely.

We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for gold. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event.

We will not move on to a subsequent phase until the phase we are working on is completed.

We do not have any plan to take the Company from phase 3 exploration to revenue generation. That is because we have not found anything yet and it is impossible to project revenue generation at this time.

Competitive Factors

The gold mining industry is fragmented. We compete with other exploration companies looking for gold. We are one of the smaller exploration companies in existence. We are an infinitely small participant in the gold mining market. While we compete with other exploration companies, there is no competition for the exploration or removal or mineral from our property. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

* locating claims
* posting claims
* working claims
* reporting work performed

We are also subject to the British Columbia Mineral Exploration Code that tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1. Health and Safety
2. Archaeological Sites
3. Exploration Access

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are in compliance with the Act and will continue to comply with the Act in the future. We believe that compliance with the Act will not adversely affect our business operations in the future.

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only "cost and effect" of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We cannot speculate on those costs in light of our ongoing plans for exploration.

Employees

Initially, we intend to use the services of subcontractors for manual labor exploration work on our properties. Our only technical employee will be Richard A. Achron, our sole officer and director.

Employees and Employment Agreements

At present, we have no employees, other than Mr. Achron, our sole officer and director, who was compensated for his service. Mr. Achron is a part-time employee and will devote about 10% of his time to our operation. Mr. Achron does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to Mr. Achron. Mr. Achron will handle our administrative duties. Because Mr. Achron is inexperienced with exploration, he will hire qualified persons to perform the surveying, exploration, and excavating of our property. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future.

Significant Related Events

On November 8, 2001, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective.

On March 12, 2002, we completed our public offering by raising $100,000. We sold 2,000,000 shares of our common stock at an offering price of five cents per share.

Risks Factors

1. Because our auditors have issued a going concern opinion and because our officers and directors will not loan any money to us, we may not be able to achieve our objectives and may have to suspend or cease operations.

Our auditors have issued a going concern opinion. This means that there is doubt that we can continue as an ongoing business for the next twelve months.

2. We lack an operating history and have losses, which we expect to continue into the future.

We were incorporated in September 2000 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $32,111. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

* our ability to locate a profitable mineral property
* our ability to generate revenues
* our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to cease operations.

3. We have no known ore reserves and we cannot guarantee we will find any gold or if we find gold that production will be profitable.

We have no known ore reserves. We have not identified any gold on the property and we cannot guarantee we will ever find any gold. Even if we find that there is gold on our property, we cannot guarantee that we will be able to recover the gold. Even if we recover gold, we cannot guarantee that we will make a profit.

4. If we do not raise enough money for exploration, we will have to delay exploration or cease operations.

We are in the very early exploration state and need the proceeds from our offering to start exploring for gold. We may not have raised enough money to complete the exploration program.

5. Weather interruptions in the province of British Columbia may affect and delay our proposed exploration operations.

While we plan to conduct our exploration year round, it is possible that snow or rain could cause roads leading to our claims to be impassible. When roads are impassible, we are unable to work and generate income.

6. Because we are small and do not have much capital, we must limit our exploration and as a result may not find mineralized material.

Because we are small and do not have much capital, we must limit our exploration. Because we may have to limit our exploration, we may not find mineralized material, even though our property may contain mineralized material.

7. We may not have access to all of the supplies and materials we need to begin exploration that could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We are attempting to locate products, equipment and materials. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

8. Because Mr. Achron will only be devoting 10% of his time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

Because Mr. Achron, our sole officer and director will only be devoting 10% of this time to our operations, our operations may be sporadic and occur at times that are convenient to Mr. Achron. As a result, exploration of our property may be periodically interrupted or suspended.

9. Because title to our property is held in the name of another person, if he transfers our property to someone other than us, we will cease operations.

Title to our property is not held in our name. Title to our property is recorded in the name of Richard Achron. If Mr. Achron transfers our property to a third person, the third person will obtain good title and we will have nothing. If that happens we will be harmed in that we will not own any property and we may have to cease operations.

ITEM 2. DESCRIPTION OF PROPERTIES.

In July 2000, Richard A. Achron, our sole officer and director, entered into an oral agreement with Locke Goldsmith, an unrelated third party, to stake one property containing two unpatented mining claims in Reco Mining area, Sandon, Slocan Mining Division, British Columbia, Canada. The claims were conveyed by Mr. Goldsmith to Mr. Achron. The claims are recorded in Mr. Achron's name, however, title to the claims has been conveyed to us by an unrecorded deed. The property is located on the upper slopes of Reco Mountain and the north end of the Kokanee Range in the Selkirk Mountains. It is situated approximately three miles south of Highway 31A, approximately ten miles east of the village of New Denver.

Our administrative office is located at 11960 Hammersmith Way, Suite 155, Richmond, British Columbia, Canada V7A 5C9, telephone (604) 275-8994 and our registered statutory office is located at 5844 South Pecos Road, Suite D, Las Vegas, Nevada 89120. Our offices are donated rent-free by our president. There is no monthly rental.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

No market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. We now have recently completed our public offering and we will attempt to have our shares listed for trading on the Bulletin Board owned by the National Association of Securities Dealers, Inc. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company's securities.

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 7,000,000 shares of common stock outstanding as of March 15, 2002, 5,000,000 shares were issued to our officers and directors, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At March 15, 2002, there were 41 shareholders of record.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

SEC Rule 15g

Our Company's shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Section 16(a)

We have filed a Form 8-A with the Commission which becomes effective by operation of law on May 5, 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

Cautionary Statement Regarding Forwarding-looking Statements

Some discussions in this report may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Such factors include, those discussed in "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in this report. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

Financial Condition, Liquidity and Capital Resources

Our Company is engaged in exploration of our property. Our Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

On March12, 2002, we completed our public offering by raising $100,000. We sold 2,000,000 shares of our common stock at an offering price of five cents per share.

The Company has cash resources of $100,377 as at March 15, 2002.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TABLE OF CONTENTS
INDEPENDENT AUDITOR'S REPORT	F-1
FINANCIAL STATEMENTS Balance Sheet Statement of Operations Statement of Stockholder's Equity (Deficit) Statement of Cash Flows	F-2 F-3 F-4 F-5
NOTES TO FINANCIAL STATEMENTS	F-6

INDEPENDENT AUDITOR'S REPORT

To the Director
Oban Mining Inc.

We have audited the accompanying balance sheets of Oban Mining Inc. (an exploration stage company) as at December 31, 2001 and 2000 and the related statements of operations, stockholder's deficiency and cash flows for the year ended December 30, 2001, the period from inception on September 20, 2000 to December 31, 2000 and cumulative from inception on September 20, 2000 to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oban Mining Inc. at December 31, 2001 and December 31, 2000 and the results of its operations and its cash flows for the year ended December 31, 2001, the period from inception on September 20, 2000 to December 31, 2000 and cumulative from inception on September 20, 2000 to December 31, 2001 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the exploration stage with respect to its mineral property. The Company has not determined whether the exploration property contains ore reserves that are economically recoverable. At December 31, 2001 the Company has nominal cash resources and requires new financing to maintain operations and initiate exploration work on its mineral property. These factors together raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, B.C. March 11, 2002	/s/ Hoogendoorn & Company Chartered Accountants

OBAN MINING INC.
(An Exploration Stage Company)
Balance Sheet

Note	December 31, 2001	December 31, 2000

ASSETS

	$	$
Current Cash	337	128
Total Assets	337	128

LIABILITIES

Current Accounts payable and accrued liabilities		16,471	3,485
Advances from related party	5	15,927	15,927
Total Liabilities		32,398	19,412

STOCKHOLDER'S DEFICIENCY
Common Stock	4
Authorized: 100,000,000 shares, $0.00001 par value issued and outstanding: 5,000,000 shares (2000: 5,000,000 shares)		50	50
Deficit Accumulated During the Exploration Stage		(32,111)	(19,334)
		(32,061)	(19,284)
Total Liabilities and Stockholder's Deficiency		337	128

See accompanying Notes to the Financial Statements

OBAN MINING INC.
(An Exploration Stage Company)
Statement of Operations
	Deficit Accumulated from September 20, 2000 (Inception) to December 31, 2001	Year Ended December 31, 2001	September 20, 2000 (Inception) To December 31, 2000
	$	$	$
Revenue	-	-	-

Mineral property costs	1,586	760	826
General and Administrative Expenses
Legal fees	25,350	10,350	15,000
Audit fees	4,000	1,000	3,000
Filing fees	685	200	485
Bank charges	114	91	23
Office	376	376	-
	32,111	12,777	19,334
Net Loss	(32,111)	(12,777)	(19,334)
Basic Loss Per Share		0.003	0.004
Weighted Average Number of Shares Outstanding		5,000,000	5,000,000

See accompanying Notes to the Financial Statements

OBAN MINING INC.
(An Exploration Stage Company)
Statement of Stockholder's Deficiency

From Inception (September 20, 2000) to December 31, 2001
Common Stock	Deficit Accumulated During the Exploration	Total Stockholder's
	Shares	Amount	Stage	Deficiency
		$	$	$
Balance, September 20, 2000	-	-	-	-

Common stock issued for cash	5,000,000	50	-	50

Net loss for the period	-	-	(19,334)	(19,334)

Balance, December 31, 2000	5,000,000	50	(19,334)	(19,284)

Net loss for the period			(12,777)	(12,777)

Balance, December 31, 2001	5,000,000	50	(32,111)	(32,061)

See accompanying Notes to the Financial Statements

OBAN MINING INC.
(An Exploration Stage Company)
Statement of Cash Flows
	From September 20, 2000 (Inception) to December 31, 2001	Year Ended December 31, 2001	September 20, 2000 (Inception) to December 31, 2000
	$	$	$
Cash Flows From Operating Activities

Loss from operations	(32,111)	(12,777)	(19,334)

Cash provided by changes in operating assets and liabilities
Increase in accounts payable	16,471	12,986	3,485
Advances from related party	15,927	-	15,927
Net cash provided by operating activities	287	209	78

Cash Flows From Financing Activities

Issuance of common stock for cash	50		50
Net cash provided by financing activities	50		50

Increase in cash	337	209	128

Cash at beginning of period	-	128	-

Cash at end of period	337	337	128

See accompanying Notes to the Financial Statements

OBAN MINING INC.
(An Exploration State Company)
Notes to the Financial Statements

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF FINANCIAL STATEMENT PRESENTATION

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

The financial statements present the Company as an exploration stage company as defined in SEC Guide 7. As it has neither commenced principal operations nor generated any revenue, the accompanying financial statements also provide disclosures specified in SFAS No. 7 "Accounting and Reporting by Development Stage Enterprises".

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mineral property costs

All exploration and maintenance costs incurred on the mineral property are to be expensed as incurred until it has been determined that the mineral property can be economically developed. Development costs thereafter will be capitalized. All capitalized costs are to be amortized over the estimated productive life of the property if it is placed into commercial production. If a property is sold or allowed to lapse, the related costs are charged to operations in the period.

OBAN MINING INC.
(An exploration Stage Company)
Notes to the Financial Statements

The carrying value of the mineral property is subject to periodic review for impairment whenever events and changes in circumstances indicate that the carrying value of the asset may not be recoverable. Any losses are to be charged to operations at the time impairment is determined.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial instruments and financial risk

The Company's financial instruments consist of cash, accounts payable and accrued liabilities and advances from related party. The fair value of the current assets and liabilities approximate their carrying amounts due to the short-term nature of these instruments.

Loss per share

Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Income Taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactment of changes in the tax laws or rates are considered.

Due to the uncertainty regarding the Company's future profitability, the future tax benefits of its losses have been fully reserved for and no net tax benefit has been recorded in the financial statements.

NOTE 3 - MINERAL PROPERTY

The Company owns 2 mineral claims known as Alta 1 and 2 situated in the Slocan Mining Division, Province of British Columbia, Canada.

The claims were acquired by staking. There has been no exploration work conducted on the property by the Company.

OBAN MINING INC.
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 4 - COMMON STOCK

The Company has issued 5,000,000 shares for cash consideration of $50 to Richard A. Achron. There have been no other shares issued to date. There are no shares subject to warrants, agreements or options at December 31, 2001 (December 31, 2000: nil).

The Company intends to offer for sale in the immediate future a further 4,000,000 shares at an offering price of $0.05 per share. (Note 7)

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company is wholly owned by Richard A. Achron, who received 5,000,000 shares for cash consideration of $50.

Mr. Achron is owed $15,927 at December 31, 2001 for advances made to the Company (December 31, 2000: $15,927)

NOTE 6 - INCOME TAXES

No provision for income taxes has been made for the periods presented as the Company has incurred net losses.

The potential benefit of the net operating losses carried forward have not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred tax asset, the statutory tax rate, the effective tax rate, and the elected amount of the valuation allowance are as follows:

	Deficit Accumulated from September 20, 2000 (Inception) to December 31, 2001	Year Ended December 31, 2001	September 20, 2000 (Inception) to December 31, 2000
	$	$	$
Net operating loss carry forward (expiring 2020 and 2021)	32,111	12,777	19,334
Statutory tax rate	15%	15%	15%
Effective tax rate	-	-	-
Total deferred tax assets	4,817	1,917	2,900
Less: valuation allowance	(4,817)	(1,917)	(2,900)
Net deferred tax assets	-	-	-

OBAN MINING INC.
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 7 - SUBSEQUENT EVENT

The Company on March 12, 2002 completed the sale of 2,000,000 shares at a price of $0.05 per share for proceeds of $100,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to December 31, 2001, included in this report have been audited by Hoogendoorn & Company, Chartered Accountants, 406 - 455 Granville Street, Vancouver, British Columbia, Canada V6C 1T1, as set forth in their report included herein.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by our sole director and officer of the Company is as follows:

Name and Address	Age	Positions

Richard A. Achron 11960 Hammersmith Way Suite 155 Richmond, British Columbia Canada V7A 5C9	58	president, secretary, treasurer, principal accounting officer and sole member of the board of directors

Mr. Achron has held his position as our sole officer and director since our inception and is expected to hold his office/position until the next annual meeting of our stockholders.

Background of Officers and Directors

Richard A. Achron has been our president, secretary, treasurer, principal accounting officer and sole member of our board of directors since inception. For the last twelve years, Mr. Achron has manufactured and sold strip curtains. Strip curtains are pieces of plastic that are used in place of doors and allow for the movement of products through doorways without the need of opening and closing doors. The strip curtains function as a door in that they maintain climatic conditions that exist on both sides of the doorway. Mr. Achron transacts business as Kingman Industries Ltd., which was incorporated on February 8, 1989, for distribution of strip curtains to the food industry and has transacted business as Ralow Industries Ltd. which was incorporated on January 25, 1990 for distribution of strip curtains to businesses that are not engaged in the food industry. Since September 1999, Mr. Achron has been a director and Secretary of Amazon Scientific Inc., a blank check corporation that files reports with the SEC pursuant to section 12(g) of the Securities Exchange Act of 1934. A blank check corporation is a development stage company that is issuing a penny stock that has no specific business plan or purpose or its business plan is to merge with an unidentified company or companies. Mr. Achron will devote 10% of his time to our operation.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officer and director has: (1) not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) were convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) were found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) were found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers (the "Named Executive Officer") during the three most recent fiscal years.

Summary Compensation Table

Long Term Compensation
Annual Compensation	Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Richard A. Achron President, Secretary- Treasurer & Director	2001 2000 1999	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

[1] All compensation received by our sole officer and director has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our sole officer and director.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by our sole officer or director in fiscal 2001.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors.

The directors did not receive any other compensation for serving as members of the board of directors. The Board has not implemented a plan to award options. There are no contractual arrangements with any member of the board of directors.

We do not expect to pay any salaries to our sole our officer until such time as we generate sufficient revenues to do so. We do not anticipate paying any salaries to our sole officer until fiscal 2002. We do not intend to pay any additional compensation to our sole director. As of the date hereof, we have not entered into employment contracts with our sole officer and we do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 15, 2001, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, our director and executive officer individually, and our sole director and officer as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Position	Percent Of Class
Richard A. Achron	5,000,000	President, Chief Executive Officer, Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors	71.4%
All officers and Directors as a Group (1 Person)	5,000,000		71.4%

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of our securities that may result in a change in our control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In September 2000, we issued a total of 5,000,000 shares of restricted common stock to Richard A. Achron, our sole officer and director. This was accounted for as a cash share purchase of $50.

Since our inception, Mr. Achron advanced loans to us in the total sum of $15,927, which were used for organizational and start-up costs and operating capital. The loans do not bear interest and have not been paid as of the date hereof. There are no documents reflecting the loan and they are not due on a specific date. Mr. Achron will accept repayment from us when money is available.

On November 8, 2001, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective.

On March 12, 2002, we completed our public offering by raising $100,000. We sold 2,000,000 shares of our common stock at an offering price of five cents per share.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

No Form 8-Ks has been filed since inception.

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-53894 on January 18, 2001. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1 3.2 4.1 10.1 10.2 10.3 10.4 99.1

Articles of Incorporation.
Bylaws.
Specimen Stock Certificate.
Record of Posting by Locke Goldsmith
Record of Posting by Locke Goldsmith
Bill of Sale from Locke Goldsmith
Trust Agreement
Subscription Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of March, 2002.

OBAN MINING INC. (Registrant)
BY:	/s/ Richard A. Achron Richard A. Achron, President, Chief Executive Officer, Secretary/Treasurer, Chief Financial Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Richard A. Achron Richard A. Achron	President, Chief Executive Officer, Treasurer, Chief Financial Officer and a member of the Board of Directors	03/25/2002