Form 10KSB/A
period 2001-12-31
OBAN MINING INC
filed 2002-05-07
CIK 1130809

FORM 10-KSB/A-1

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

Cautionary Statement Regarding Forward-looking Statements

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Financial Condition, Liquidity and Capital Resources

Our company is engaged in exploration of our property. Our Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

In our audited financial statements ended December 31, 2001, our auditors had issued a going concern opinion. This means that our auditors believed there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. On March 12, 2002, we completed our public offering by raising $100,000. We sold 2,000,000 shares of our common stock at an offering price of five cents per share.

The Company has cash resources of $100,377 as at March 15, 2002 however, we do not know how long the money will last, however, we do believe it will last twelve months. It depends upon the amount of exploration we conduct and the cost thereof. We will not know that information until we begin exploring our property.

Some of the funds raised will be applied to exploration. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

We will be conducting research in the form of exploration of our property. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from the land.

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

Our property is undeveloped raw land. Now that our offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by Locke Goldsmith and a physical examination of the property. The cost of staking the claims was included in the $826.00 we paid to Mr. Goldsmith. Before gold retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

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

If we are unable to complete a phase of exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise additional money, we will cease operations.

We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for gold. We may or may not find any mineralized material. It is impossible to predict the likelihood of such an event.

We will not move onto a subsequent phase until the phase we are working on is completed.

We do not have any plan to take the Company from phase 3 exploration to revenue generation until we have determined its economic feasibility.

We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

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

To become profitable and competitive, we will have to conduct research and exploration of our properties before we start production of any minerals we may find. We have raised $100,000 by way of an equity financing from our public offering to provide for the capital required to implement our research and exploration phases. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

Results of Operations

From Inception on September 20, 2000

We acquired our first property, have staked the property and will begin Phase I of our exploration plan now that our public offering has concluded.

Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on September 20, 2000 to December 31, 2001 was $100,050. In addition a related party advanced a total of $15,927 to us which must be repaid.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations. We issued 5,000,000 shares of common stock through a Section 4(2) offering in September 2000 to Richard A. Achron, our sole officer and director. This was accounted for as a cash shares purchase of $50. We issued 2,000,000 shares of common stock through our public offering that closed on March 12, 2002 raising $100,000.

In addition, a related party advanced the total sum of $15,927. $15,000 was used for legal fees relating to organizational and start-up costs and $590 was used for general office expenses and operating capital. The loans do not bear interest and have not been paid as of the date hereof. There are no documents reflecting the loan and they are not due on a specific date. Mr. Achron will accept repayment from us when money is available. There is no plan to repay Mr. Achron from the proceeds of this financing.

As of December 31, the Company had accounts payable and accrued liabilities of $16,471. This was primarily comprised of $10,000 in legal fees, $4,000 in audit fees and $2,471 in general filing fees and office expenses. These costs were incurred mainly relating to the public offering and will be paid from the proceeds of the financing.

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

Vancouver, B.C. March 11, 2002	/s/ Hoogendoorn & Company Chartered Accountants

OBAN MINING INC.
(An Exploration Stage Company)
Balance Sheet

Note	December 31, 2001	December 31, 2000

ASSETS

	$	$
Current Cash	337	128
Total Assets	337 =============	128 =============

LIABILITIES

Current Accounts payable and accrued liabilities		16,471	3,485
Advances from related party	5	15,927	15,927
Total Liabilities		32,398 =============	19,412 =============

STOCKHOLDER'S DEFICIENCY
Common Stock	4
Authorized: 100,000,000 shares, $0.00001 par value issued and outstanding: 5,000,000 shares (2000: 5,000,000 shares)		50	50
Deficit Accumulated During the Exploration Stage		(32,111)	(19,334)
		(32,061)	(19,284)
Total Liabilities and Stockholder's Deficiency		337 =============	128 =============

See accompanying Notes to the Financial Statements

OBAN MINING INC.
(An Exploration Stage Company)
Statement of Operations
	Deficit Accumulated from September 20, 2000 (Inception) to December 31, 2001	Year Ended December 31, 2001	September 20, 2000 (Inception)To December 31, 2000
	$	$	$
Revenue	-	-	-

Mineral property costs	1,586	760	826
General and Administrative Expenses
Legal fees	25,350	10,350	15,000
Audit fees	4,000	1,000	3,000
Filing fees	685	200	485
Bank charges	114	91	23
Office	376	376	-
	32,111	12,777	19,334
Net Loss	(32,111) ================	(12,777) ===========	(19,334) ============
Basic Loss Per Share		0.003	0.004
Weighted Average Number of Shares Outstanding		5,000,000	5,000,000

See accompanying Notes to the Financial Statements

OBAN MINING INC.
(An Exploration Stage Company)
Statement of Stockholder's Deficiency

From Inception (September 20, 2000) to December 31, 2001
Common Stock	Deficit Accumulated During the Exploration	Total Stockholder's
	Shares	Amount	Stage	Deficiency
		$	$	$
Balance, September 20, 2000	-	-	-	-

Common stock issued for cash	5,000,000	50	-	50

Net loss for the period	-	-	(19,334)	(19,334)

Balance, December 31, 2000	5,000,000	50	(19,334)	(19,284)
Net loss for the period			(12,777)	(12,777)
Balance, December 31, 2001	5,000,000 ============	50 ========	(32,111) ============	(32,061) ==============

See accompanying Notes to the Financial Statements

OBAN MINING INC.
(An Exploration Stage Company)
Statement of Cash Flows

	From September 20, 2000 (Inception) to December 31, 2001	Year Ended December 31, 2001	September 20, 2000 (Inception) to December 31, 2000
	$	$	$
Cash Flows From Operating Activities

Loss from operations	(32,111)	(12,777)	(19,334)

Cash provided by changes in operating assets and liabilities
Increase in accounts payable	16,471	12,986	3,485
Advances from related party	15,927	-	15,927
Net cash provided by operating activities	287	209	78

Cash Flows From Financing Activities
Issuance of common stock for cash	50		50
Net cash provided by financing activities	50		50
Increase in cash	337	209	128
Cash at beginning of period	-	128	-
Cash at end of period	337 =============	337 ============	128 ===========

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

The potential benefit of the net operating losses carried forward have not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred tax asset, the statutory tax rate, the effective tax rate, and the elected amount of the valuation allowance are as follows:

	Deficit Accumulated from September 20, 2000 (Inception) to December 31, 2001	Year Ended December 31, 2001	September 20, 2000 (Inception) to December 31, 2000
	$	$	$
Net operating loss carry forward (expiring 2020 and 2021)	32,111 ==================	12,777 =============	19,334 ============
Statutory tax rate	15%	15%	15%
Effective tax rate	-	-	-
Total deferred tax assets	4,817	1,917	2,900
Less: valuation allowance	(4,817)	(1,917)	(2,900)
Net deferred tax assets	- ==================	- =============	- ============

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

Background of Officers and Directors

Richard A. Achron has been our president, secretary, treasurer, principal accounting officer and sole member of our board of directors since inception. For the last twelve years, Mr. Achron has manufactured and sold strip curtains. Strip curtains are pieces of plastic that are used in place of doors and allow for the movement of products through doorways without the need of opening and closing doors. The strip curtains function as a door in that they maintain climatic conditions that exist on both sides of the doorway. Mr. Achron transacts business as Kingman Industries Ltd., which was incorporated on February 8, 1989, for distribution of strip curtains to the food industry and has transacted business as Ralow Industries Ltd. which was incorporated on January 25, 1990 for distribution of strip curtains to businesses that are not engaged in the food industry. Since April 2000, Mr. Achron has been a director and President of Sibun River Group Inc., a blank check corporation that filed a Form 10-SB registration statement with the SEC. On July 31, 2001, Sibun River Group Inc. filed notice with the SEC to withdraw their Form 10-SB. Mr. Achron also resigned as a director and officer of Sibun River Group Inc on July 31, 2001. Since September 1999, Mr. Achron has been a director and Secretary of Amazon Scientific Inc., a blank check corporation that files reports with the SEC pursuant to section 12(g) of the Securities Exchange Act of 1934. A blank check corporation is a development stage company that is issuing a penny stock that has no specific business plan or purpose or its business plan is to merge with an unidentified company or companies. Mr. Achron will devote 10% of his time to our operation.

Conflicts of Interest

We believe that Richard A. Achron will be subject to conflicts of interest. The conflicts of interest arise from Mr. Achron's devotion of duties to other businesses unrelated to exploration or mining.

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

Summary Compensation Table

Long Term Compensation
Annual Compensation	Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compen-sation ($)
Richard A. Achron President, Secretary- Treasurer & Director	2001 2000 1999	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

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
3.1 3.2 4.1 5.1 10.1 10.2 10.3 10.4 99.1

Articles of Incorporation.
Bylaws.
Specimen Stock Certificate,
Opinion of Conrad C. Lysiak, Esq. Regarding the legality of the securities begin registered.
Record of Posting by Locke Goldsmith
Record of Posting by Locke Goldsmith
Bill of Sale from Locke Goldsmith
Trust Agreement
Subscription Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of May, 2002.

OBAN MINING INC. (Registrant)
BY:	/s/ Richard Achron Richard A. Achron, President, Chief Executive Officer, Secretary/Treasurer, Chief Financial Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Richard Achron Richard A. Achron	President, Chief Executive Officer, Treasurer, Chief Financial Officer and a member of the Board of Directors	05/03/2002