Form 10QSB
period 2002-03-31
OBAN MINING INC
filed 2002-05-15
CIK 1130809

=========================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 333-53894

OBAN MINING INC.
(Exact name of registrant as specified in its charter)

NEVADA	88-0467848
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

OBAN MINING INC.
11960 Hammersmith Way, Suite 155
Richmond, British Columbia
Canada V7A 5C9
(Address of principal executive offices)

(604) 275-8994
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2002: 7,000,000.

=========================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OBAN MINING INC.
(An Exploration Stage Company)
Balance Sheet
Unaudited
March 31, 2002	December 31, 2001

ASSETS
	$	$
Current Cash	95,758	337
Total Assets	95,758	337

LIABILITIES
Current Accounts payable and accrued liabilities	18,279	16,471
Advances from related party	15,927	15,927
Total Liabilities	34,206	32,398

STOCKHOLDERS' EQUITY
Common Stock
Authorized: 100,000,000 shares, $0.00001 par value Issued and outstanding: 7,000,000 shares (2001: 5,000,000 shares)	70	50

Additional Paid-In Capital	99,980	-
Deficit Accumulated During the Exploration Stage	(38,498)	(32,111)
	61,552	(32,061)
Total Liabilities and Stockholders' Equity	95,758	337

See accompanying notes to the Financial Statements.

OBAN MINING INC.
(An Exploration Stage Company)
Statement of Operations
Unaudited
	For the Three Months Ended March 31,		Cumulative from Inception of the Development Stage on September 20, 2000 Through
	2002	2001	March 31, 2002
Revenue	$ -	$ -	$ -

Mineral property costs	-	-	1,586
General and Administrative Expenses
Legal fees	3,350	-	28,700
Audit fees	512	-	4,512
Filing fees	-	-	685
Bank charges	67	22	181
Office	278	-	654
Transfer agent	680	-	680
Accounting and administration	1,500	-	1,500
	6,387	22	38,498
Net Loss	(6,387)	(22)	(38,498)
Basic Loss Per Share	0.01	0.00
Weighted Average Number of Shares Outstanding	6,209,167	5,000,000

See accompanying notes to the Financial Statements.

OBAN MINING INC.
(An Exploration Stage Company)
Statement of Stockholders' Equity
Unaudited
From Inception (September 20, 2000) to March 31, 2002
Common Stock	Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity
		$	$	$	$

Balance, September 20, 2000	-	-	-	-	-

Common stock issued for cash	5,000,000	50	-	-	50

Net loss for the period	-	-	-	(19,334)	(19,334)

Balance, December 31, 2000	5,000,000	50	-	(19,334)	(19,284)
Net loss for the period			-	(12,777)	(12,777)
Balance, December 31, 2001	5,000,000	50	-	(32,111)	(32,061)
Shares issued for cash at $0.05 per share	2,000,000	20	99,980		100,000
Net loss for the period	-	-	-	(6,387)	(6,387)
Balance, March 31, 2002	7,000,000	70	99,980	(38,498)	61,552

See accompanying notes to the Financial Statements.

OBAN MINING INC.
(An Exploration Stage Company)
Statement of Cash Flows
Unaudited
			Cumulative From Inception on
	For the Three Months Ended March 31,		September 20, 2000 through
	2002	2001	March 31, 2002
	$	$	$
Cash Flows From Operating Activities

Loss from operations	(6,387)	(22)	(38,498)

Cash provided by changes in operating assets and liabilities
Increase in accounts payable	1,808		18,279
Advances from related party	-		15,927
Net cash (used in) provided by operating activities	(4,579)	(22)	(4,292)

Cash Flows From Financing Activities

Issuance of common stock for cash	100,000	-	100,050
Net cash provided by financing activities	100,000		100,050

Increase (decrease) in cash	95,421	(22)	95,758

Cash at beginning of period	337	128	-

Cash at end of period	95,758	106	95,758

See accompanying notes to the Financial Statements.

OBAN MINING INC.
(An Exploration State Company)
Notes to the Financial Statements
Unaudited

NOTE 1 - BASIS OF PRESENTATION

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

In the opinion on the Company's management, all adjustments considered necessary for a fair presentation of these unaudited interim financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ended December 31, 2002.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred operating losses since its incorporation and intends to raise additional equity financing to finance its operations. However, there can be no assurance that additional funds required, if any, would be available to the Company when required or on terms acceptable to the Company. Such limitations could have a material adverse effect on the Company's business, financial condition or operations and these financial statements do not include any adjustment that could result therefrom.

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

Our company is engaged in exploration of our property. Our company's principal resources have been acquired through issuance of common stock and from shareholder loans.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is doubt that we can continue as an on-going business unless we obtain additional capital to finance our operations. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. On March 12, 2002, we completed our public offering by raising $100,000. We sold 2,000,000 shares of our common stock at an offering price of five cents per share.

The Company has cash resources of $95,758 as at March 31, 2002, however, we do not know how long the money will last. We do believe it will last twelve months. It depends upon the amount of exploration we conduct and the cost thereof. We will not know that information until we begin exploring our property.

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

Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on September 20, 2000 to March 31, 2002 was $100,050. In addition a related party advanced a total of $15,927 to us which must be repaid.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations. We issued 5,000,000 shares of common stock through a Section 4(2) offering in September 2000 to Richard A. Achron, our sole officer and director. This was accounted for as a cash shares purchase of $50. We issued 2,000,000 shares of common stock through our public offering that closed on March 12, 2002 that raised $100,000.

In addition, Mr. Achron, has advanced the total sum of $15,927, which was used by us to pay for legal fees relating to organizational and start-up costs and $590 was used for general office expenses and operating capital. The loans do not bear interest and have not been paid as of the date hereof. There are no documents reflecting the loan and they are not due on a specific date. Mr. Achron will accept repayment from us when money is available. There is no plan to repay Mr. Achron from the proceeds of this offering.

As of March 31, 2002, the Company had total assets of $95,758 and accounts payable and accrued liabilities of $18,279. This was primarily comprised of $10,400 in legal fees, $4,200 in audit fees, $1,500 in accounting and administrative fees and $5,979 in general filing fees and office expenses. These costs were incurred mainly relating to the public offering and will be paid from the proceeds of the financing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of May 2002.

OBAN MINING INC.
BY:	/s/ Richard A. Achron Richard A. Achron, President, Treasurer, Secretary, Chief Executive Officer, Principal Accounting Officer, Principal Financial Officer and a sole member of the Board of Directors