Form 10QSB
period 2002-06-30
OBAN MINING INC
filed 2002-08-13
CIK 1130809

==================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
-------------------------

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2002: 7,000,000.

==================================================================================

PART I. FINANCIAL INFORMATION

Item 1. - Financial Statements

INDEPENDENT ACCOUNTANTS' REPORT

To the Director
Oban Mining Inc.

We have reviewed the accompanying balance sheet as at June 30, 2002, the statements of operations for the three month periods ended June 30, 2002 and 2001, the six month periods ended June 30, 2002 and 2001 and from inception on September, 2000 through June 30, 2002, the statement of stockholders' equity for the six month period ended June 30, 2002 and the statements of cash flows for the six month periods ended June 30, 2002 and 2001 and from inception on September 20, 2000 through June 30, 2002 of Oban Mining Inc. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of the financial statements consists principally of applying analytical procedures to financial data and making inquires of persons responsible for the financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

As described in Note 1, the accompanying financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB, accordingly the comparative balance sheet presented is for the preceding fiscal year ended December 31, 2001. The full financial statements for the year ended December 31, 2001, which includes the balance sheet as at that date, were audited by us and we expressed an unqualified opinion on them in our report dated March 11, 2002 but we have not performed auditing procedures since that date.

Vancouver, Canada August 09, 2002	/s/ Hoogendoorn & Company Chartered Accountants

OBAN MINING INC.
(An Exploration Stage Company)
Balance Sheet
Unaudited

June 30, 2002	December 31, 2001

ASSETS

	$	$
Current Cash	92,343	337
Total Assets	92,343	337

LIABILITIES

Current Accounts payable and accrued liabilities	17,291	16,471
Advances from related party	15,927	15,927
Total Liabilities	33,218	32,398

STOCKHOLDERS' EQUITY

Common Stock
Authorized: 100,000,000 shares, $0.00001 par value	70	50
Issued and outstanding: 7,000,000 shares (2001: 5,000,000 shares)

Additional Paid-In Capital	99,980	-
Deficit Accumulated During the Exploration Stage	(40,925)	(32,111)
	59,125	(32,061)
Total Liabilities and Stockholders' Equity	92,343	337

See accompanying Notes to the Financial Statements

OBAN MINING INC.
(An Exploration Stage Company)
Statement of Operations
Unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	Cumulative from Inception of the Development Stage on September 20, 2000 Through
	2002	2001	2002	2001	June 30,2002
Revenue	$ -	$ -	$ -	$ -	$ -

Mineral property costs	-	-	-	-	1,586
General and Administrative Expenses

Legal fees	-	-	3,350	-	28,700
Audit fees	500	-	1,012	-	5,012
Filing fees	155	-	155	-	840
Bank charges	-	23	67	45	181
Office	108	-	386	-	762
Transfer agent	164	-	844	-	844
Accounting and administration	1,500	-	3,000	-	3,000

	2,427	23	8,814	45	40,925
Net Loss	(2,427)	(23)	(8,814)	(45)	(40,925)
Basic Loss Per Share	0.00	0.00	0.00	0.00
Weighted Average Number of Shares Outstanding	7,000,000	55,000,000	6,215,740	55,000,000

See accompanying Notes to the Financial Statements

OBAN MINING INC.
(An Exploration Stage Company)
Statement of Stockholders' Equity
Unaudited

From Inception (September 20, 2000) to June 30, 2002

	Common Stock		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity
		$	$	$	$

Balance, September 20, 2000	-	-	-	-	-
Common stock issued for cash	5,000,000	50	-	-	50

Net loss for the period	-	-	-	(19,334)	(19,334)

Balance, December 31, 2000	5,000,000	50	-	(19,334)	(19,284)
Net loss for the period			-	(12,777)	(12,777)
Balance, December 31, 2001	5,000,000	50	-	(32,111)	(32,061)
Shares issued for cash at $0.05 per share	2,000,000	20	99,980	-	100,000
Net loss for the period	-	-	-	(8,814)	(8,814)
Balance, June 30, 2002	7,000,000	70	99,980	(40,925)	59,125

See accompanying Notes to the Financial Statements

OBAN MINING INC.
(An Exploration Stage Company)
Statement of Cash Flows
Unaudited

			Cumulative From Inception on September
	For the Six Months Ended June 30,		20, 2000 through
	2002	2001	June 30, 2002
	$	$	$
Cash Flows From Operating Activities
Loss from operations	(8,814)	(45)	(40,925)
Cash provided by changes in operating assets and liabilities
Increase in accounts payable	820		17,291
Advances from related party	-		15,927
Net cash (used in) provided by operating activities	(7,994)	(45)	(7,707)

Cash Flows From Financing Activities
Issuance of common stock for cash	100,000	-	100,050
Net cash provided by financing activities	100,000		100,050

Increase (decrease) in cash	92,006	(45)	92,343
Cash at beginning of period	337	128	-

Cash at end of period	92,343	83	92,343

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

In the opinion on the Company's management, all adjustments considered necessary for a fair presentation of these unaudited interim financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that can be expected for the year ended December 31, 2002.

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

Item 2. - Management's Discussion and Analysis or Plan of Operation.

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

The Company has cash resources of $92,343 as at June 30, 2002, however, we do not know how long the money will last. We do believe it will last twelve months. It depends upon the amount of exploration we conduct and the cost thereof. We will not know that information until we begin exploring our property.

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

Results of operations

From inception on September 20, 2000

We acquire our first property, have staked the property and will begin Phase I of our exploration plan now that our public offering has concluded.

Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on September 20, 2000 to June 30, 2002 was $100,050. In addition a related party advanced a total of $15,927 to us which must be repaid.

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

As of June 30, 2002, the Company had total assets of $92,343 and accounts payable and accrued liabilities of $ 33,218. This was primarily comprised of $26,150 in legal fees, $500 in audit fees, $3,000 in accounting and administrative fees and $3,568 in general filing fees and office expenses. These costs were incurred mainly relating to the public offering and will be paid now that this round of financing has completed.

PART II.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of August 2002.

OBAN MINING INC.
BY:	/s/ Richard A. Achron Richard A. Achron, President, Treasurer, Secretary, Chief Executive Officer, Principal Accounting Officer, Principal Financial Officer and a sole member of the Board of Directors