Form 10QSB
period 2002-09-30
OBAN MINING INC
filed 2002-11-07
CIK 1130809

==================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 333-53894

OBAN MINING INC.
(Exact name of registrant as specified in its charter)

NEVADA	88-0474903
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

OBAN MINING INC.
11960 Hammersmith Way, Suite 155
Richmond, British Columbia
Canada V7A 5C9
(Address of principal executive offices)

(604) 275-8994
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2002: 7,000,000.

==================================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INDEPENDENT ACCOUNTANTS' REPORT

To the Director
Oban Mining Inc.

We have reviewed the accompanying balance sheet as at September 30, 2002, the statements of operations for the three month and nine month periods ended September 30, 2002 and 2001 and from inception on September 20, 2000 through September 30, 2002, the statement of stockholders' equity for the nine month period ended September 30, 2002 and the statements of cash flows for the nine month periods ended September 30, 2002 and 2001 and from inception on September 20, 2000 through September 30, 2002 of Oban Mining Inc. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

As described in Note 1, the accompanying financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB, accordingly the comparative balance sheet presented is for the preceding fiscal year ended December 31, 2001. The full financial statements for the year ended December 31, 2001, which includes the balance sheet as at that date, were audited by us and we expressed an unqualified opinion on them in our report dated March 11, 2002 but we have not performed any auditing procedures since that date.

Vancouver, Canada	/s/ Hoogendoorn & Company
October 29, 2002	Chartered Accountants

OBAN MINING INC. (An Exploration Stage Company) BALANCE SHEETS (Unaudited)
September 30, 2002	December 31, 2001

ASSETS
	$	$
Current Cash	85,550	337
	85,550	337

LIABILITIES
Current Accounts payable and accrued liabilities	13,641	16,471
Advances from related party	15,927	15,927
	29,568	32,398

STOCKHOLDER'S EQUITY
Common Stock
Authorized: 100,000,000 shares, $0.00001 par value Issued and outstanding: 7,000,000 shares (December 31, 2001: 5,000,000 shares)	70	50
ADDITIONAL PAID IN CAPITAL	99,980	-
DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE	(44,068)	(32,111)
	55,982	(32,061)
	85,550	337

OBAN MINING INC. (An Exploration Stage Company) STATEMENTS OF OPERATION (Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Cumulative from September 20, 2000 (Inception) to September 30,
	2002	2001	2002	2001	2002
	$	$	$	$	$

REVENUES	-	-	-	-	-
MINERAL PROPERTY COSTS	706	-	706	-	2,292
GENERAL AND ADMINISTRATIVE EXPENSES
Legal fees	796	-	4,146	-	29,496
Audit fees	130	-	1,143	-	5,143
Filing fees	210	200	365	200	1,050
Bank charges	-	24	67	69	181
Office and sundry	-	350	386	350	762
Transfer agent fees	150	-	994	-	994
Accounting and administration	1,150	-	4,150	-	4,150
	(3,142)	(574)	(11,957)	(619)	(44,068)
NET LOSS	(3,142)	(574)	(11,957)	(619)	(44,068)
BASIC AND DILUTED LOSS PER SHARE	(0.00)	(0.00)	(0.00)	(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	7,000,000	5,000,000	6,415,638	5,000,000

OBAN MINING INC. (An Exploration Stage Company) STATEMENT OF STOCKHOLDER'S EQUITY (Unaudited)

From Inception (September 20, 2000) to September 30, 2002
Deficit
Accumulated
Additional	During the	Total
Common Stock	Paid-In	Exploration	Stockholder's
	Shares	Amount	Capital	Stage	Equity
		$	$	$	$

Balance, September 20, 2000	-	-	-	-	-

Common stock issued for cash	5,000,000	50	-	-	50

Net loss for the period	-	-		(19,334)	(19,334)
Balance, December 31, 2000	5,000,000	50	-	(19,334)	(19,284)
Net loss for the year	-	-	-	(12,777)	(12,777)
Balance, December 31, 2001	5,000,000	50	-	(32,111)	(32,061)
Shares issued for cash at $0.05 per share	2,000,000	20	99,980	-	100,000
Net loss for the period	-	-	-	(11,957)	(11,957)
Balance, September 30, 2002	7,000,000	70	99,980	(44,068)	55,982

OBAN MINING INC. (An Exploration Stage Company) STATEMENT OF CASH FLOWS (Unaudited)
	For the Nine Months Ended September 30,		Cumulative From September 20, 2000 (Inception) to September 30,
	2002	2001	2002
	$	$	$
Cash Flows From Operating Activities
Loss from operations	(11,957)	(619)	(44,068)
Cash provided by changes in operating assets and Liabilities
Increase in accounts payable	(2,830)	850	13,641
Advances from related party	-	-	15,927
Net cash (used in) provided by operating activities	(14,787)	231	(14,500)
Cash Flows From Financing Activities
Issuance of common stock for cash	100,000	-	100,050
Net cash provided by financing activities	100,000	-	100,050
Increase in cash	85,213	231	85,550
Cash at beginning of period	337	128	-
Cash at end of period	85,550	359	85,550

OBAN MINING INC. (An Exploration State Company) Notes to the Financial Statements (Unaudited)

September 30, 2002

NOTE 1 - BASIS OF PRESENTATION

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as at December 31, 2001.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that can be expected for the year ended December 31, 2002.

NOTE 2 - GOING CONCERN

The Company was incorporated in the State of Nevada on September 20, 2000. Since inception, the Company has acquired 2 mineral claims in the Slocan Mining Division, Province of British Columbia, Canada. To date, the Company has not conducted any exploration on the claims. Management has raised funds for a preliminary exploration program to assess the mineral potential of the claims, and to finance the cost of general and administrative expenses, and projected further losses from operations in the exploratory stage.

The ability of the Company to maintain its existence and further exploration of its mineral claims is dependent upon its raising sufficient new equity financing. The commencement of principal operations is dependent upon the discovery of economically recoverable ore reserves, confirmation of the Company's interest in the mineral claims, the ability of the Company to obtain necessary financing to complete development, and future profitable production or proceeds from the sale of all or an interest in the mineral claims. The likely outcome of these future events is indeterminable. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

The Company had cash resources of $85,550 as at September 30, 2002, however, we do not know how long the money will last. We do believe it will last twelve months. It depends upon the amount of exploration we conduct and the cost thereof. We will not know that information until we begin exploring our property.

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

Our property is undeveloped raw land. Now that our offering is concluded, we have started exploration operations. To our knowledge, the property has never been mined. The only event that has occurred was the staking of the property by Locke Goldsmith and a physical examination of the property and research of available geological literature. The cost of staking the claims was included in the $826.00 we paid to Mr. Goldsmith. Before gold retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

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

We intend to implement an exploration program and intend to proceed in the following three phases:

Phase 1 has begun with research of the available geologic literature. We also intend to conduct personal interviews with geologists, mining engineers and others familiar with the prospect sites. We have recently begun this phase of the exploration process on our properties.

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

Phase 1 should be done in March 2003 and cost up to $20,000. We have begun the research of the available geologic literature. We have had several discussions with Locke Goldsmith regarding the property. During the period just ended, the only other significant activity relating to the mineral properties was the payment of $706 in assessment fees to keep the mineral claims current. Subsequent to the end of the period we have asked Locke Goldsmith to initiate an orientation program consisting of geological mapping and collection of soil samples for geochemical analysis on the Alta claims. The program is expected to commence in early November. The work will be completed in a portion of the Alta 2 claim. Soil samples will be analyzed for silver, lead and zinc; anomalously high values may indicate the presence of concealed metal deposits in the nearby bedrock.

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

Results of Operations

From Inception on September 20, 2000

We acquire our first property, have staked the property and have begun Phase 1 of our exploration plan now that our public offering has concluded.

Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on September 20, 2000 to September 30, 2002 was $100,050. In addition a related party advanced a total of $15,927 to us which must be repaid.

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

In addition, Mr. Achron, has advanced the total sum of $15,927, which was $15,000 was used by us to pay for legal fees relating to organizational and start-up costs, $826 was used to pay Locke Goldsmith for the initial claims and $101 was used for general operating capital. The loan does not bear interest and have not been paid as of the date hereof. There are no documents reflecting the loan and they are not due on a specific date. Mr. Achron will accept repayment from us when money is available. There is no plan to repay Mr. Achron from the proceeds of this offering.

As of September 30, 2002, the Company had total assets of $85,550 and accounts payable and accrued liabilities of $29,567 including the $15,927 owing to Mr. Achron. The remaining accounts payable of $13,640 is primarily comprised of $11,596 in legal fees, $500 in audit fees, $1,544 in filing fees and office expenses. These costs were incurred mainly relating to the public offering and will be paid now that this round of financing has completed.

PART II.

ITEM 5. OTHER MATTERS

On November 8, 2001 the SEC declared our Form SB-2 registration statements effective (SEC file no. 333-53894) which registered 4,000,000 shares of common stock.

Our offering terminated on March 12, 2002 after we sold 2,000,000 of the 4,000,000 shares registered of common stock at an offering price of $0.05 per share. We raised an aggregate of $100,000 from the offering.

There was no underwriter for our shares of common stock. Since the effective date of the offering, from the $100,000 raised, we have incurred $9,851 in the offering expenses; $706 for the cost of exploring our property; and $3,943 for administration of our office and bank charges for a total of $14,500.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of November 2002.

OBAN MINING INC.
BY:	/s/ Richard Achron Richard A. Achron, President, Treasurer, Secretary, Chief Executive Officer, Principal Accounting Officer, Principal Financial Officer and a sole member of the Board of Directors

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of OBAN MINING INC. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date here of (the "Report"), I, Richard Achron, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard Achron Richard Achron Chief Executive Officer Chief Financial Officer November 7, 2002

CERTIFICATION

I, Richard A. Achron, certify that:

1. I have reviewed this interim report on Form 10-QSB of Oban Mining, Inc.;

2. Based on my knowledge, this interim report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this interim report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this interim report.

Date:	November 7, 2002	/s/ Richard Achron
Richard A. Achron President, Chief Executive Officer, Treasurer and Chief Financial Officer