Form 10KSB
period 2002-12-31
OBAN MINING INC
filed 2003-02-20
CIK 1130809

==================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - December 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 000-49664

OBAN MINING INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0467848 (Employer Identification No.)

OBAN MINING INC.
11960 Hammersmith Way, Suite 155
Richmond, British Columbia
Canada V7A 5C9
(Address of principal executive offices, including zip code.)

(604) 275-8994
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock

Indicate by check mark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	[x]	NO	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

==================================================================================

Indicate by check mark whether the Issuer is an accelerated filed (as defined in Rule 12b-2 of the Act).

YES	[x]	NO	[ ]

The aggregate market value of the voting common stock held by non-affiliates on February 14, 2003, computed at which the stock was sold, was $100,000, assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are "affiliates". This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 14, 2003 there were 2,000,000 shares of common voting stock, $0.00001 par value per share, held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years.

Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: February 14, 2003 - 7,000,000 shares of Common Stock

Transitional Small Business Issuer Format

YES	[x]	NO	[ ]

PART I

ITEM 1.   BUSINESS

The Company

We were incorporated in the State of Nevada on September 20, 2000. We are engaged in the acquisition and exploration of mining properties. We maintain our statutory registered agent's office at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada 89109 and our business office is 11960 Hammersmith Way, Suite 155, Richmond British Columbia, Canada V7A 5C9. Our telephone number is (604) 275-8994. Our offices are donated rent-free by our president.

Background

In July 2000, Richard A. Achron, our sole officer and director, entered into an oral agreement with Locke Goldsmith, an unrelated third party, to stake one property containing two unpatented mining claims in Reco Mining area, Sandon, Slocan Mining Division, British Columbia, Canada. The transaction with Mr. Goldsmith was arm's length. Mr. Goldsmith was hired because we believed he was knowledgeable about mining claims in British Columbia and we are not. The claims were conveyed by Mr. Goldsmith to Mr. Achron and are recorded in Mr. Achron's name to avoid paying additional fees. The property is held in trust pursuant to a written declaration executed by Mr. Achron. Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time. In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Achron will convey title to the properties to the wholly owned subsidiary corporation. Should Mr. Achron transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Mr. Achron will be liable to us for monetary damages for breaching the terms of his agreement with us.

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

Our Proposed Exploration Program

Our success depends upon finding mineralized material. Mineralized material is a mineralized body that has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we may have to suspend operations.

In addition, we may not have enough money to complete our exploration of our property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we may have to suspend operations.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

Our property is undeveloped raw land. To our knowledge, the property has never been mined. Before gold retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

Our exploration program was designed to economically explore and evaluate our property. We did not claim to have any minerals or reserves whatsoever on our property. Our intent was to implement an exploration program in the following three phases.

Phase 1 was a research of the available geologic literature, personal interviews with geologists, mining engineers and others familiar with the prospect site.

During the year, we began Phase 1 of our research and exploration program. We began the research of available geologic literature.

Our initial work was to have been augmented with geologic mapping, geophysical testing and geochemical testing of our claims. Where available, existing workings, like trenches, prospect pits, shafts or tunnels would be examined. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we would begin trenching the area.

Trenches are generally approximately 150 feet in length and 10-20 feet wide. These dimensions allow for a thorough examination of the surface of the vein structure types generally encountered in the area. They also allow easier restoration of the land to its pre exploration condition when we conclude our operations. Once excavation of a trench is completed, samples are taken and then analyzed for economically potential minerals that are known to have occurred in the area. Careful interpretation of this available data collected from the various tests aid in determining whether or not the prospect has current economic potential and whether further exploration is warranted.

As part of our Phase 1 exploration program, during the last quarter we hired Locke Goldsmith to initiate an orientation program consisting of geological mapping and collection of soil samples for geochemical analysis on the Alta claims. The program commenced in early November 2002.

The orientation geochemical survey was initiated on one line along part of the southern sector of Alta 2 claim. Seventeen samples were collected from approximately 30 cm below the humus layer, corresponding approximately to the "C" horizon. Transported valley fill consisting of large boulders at several sites forced the collection of samples from shallower horizons. Samples were placed in wet strength paper envelopes and taken to ALS Chemex labs of North Vancouver, British Columbia, Canada, where they were dried, screened to -180 um and the fine fraction analyzed for silver, lead and zinc. The statistical data as summarized in Mr. Goldsmith's report to us dated December 7, 2002 indicated four samples contained anomalous silver and lead values, and one sample contained an anomalous zinc value. Field notes taken at the time of sample collection described the nature of the rock fragments as rounded, indicating that the rock and soil have been moved along distances by stream transport and not derived from bedrock sources nearby.

Prospecting throughout the eastern section of the property also did not locate mineralization. The report concluded that the transported components and nature of soils in the southern part of the Alta claims were not suitable for development of geochemical patterns that could lead to concealed mineralization in bedrock. Prospecting did not discover any potential sites for additional exploration.

It was recommended that no further work be planned for the property. We are evaluating the recommendations of the report and will be engaging in further discussions with Locke Goldsmith on what options are available to us regarding these claims and other mining prospects. We will not proceed with further work on Phase 1 and will not commence Phase 2 until we have had the opportunity to thoroughly evaluate our options.

Should the Company decide that further exploration may be warranted, we will continue with Phase 1 of our exploration program and may conducted another orientation geochemical survey on another part of the property to try to identify any mineralized zone. Should we identify a specific area of mineralization we will begin trenching the area to determine whether the property merits moving on to Phase 2 of our exploration program.

Phase 2 would involve an initial examination of the underground characteristics of the vein structure that was identified by Phase 1 of the exploration. Phase 2 is aimed at identifying any mineral deposits of potential economic importance. The methods employed are

* * *	more extensive trenching more advanced geophysical work drift driving

Drift driving is the process of constructing a tunnel to take samples of minerals for testing. Later, the tunnels can be used for mining minerals. The geophysical work gives a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling. Trenching identifies the continuity and extent of mineralization, if any, below the surface. After a thorough analysis of the data collected in Phase 2, we will decide if the property warrants a Phase 3 study.

Phase 2 will take about 3 months and cost up to $40,000.

Phase 3 is aimed at precisely defining the depth, the width, the length, the tonnage and the value per ton of any mineral body. This is accomplished through extensive drift driving. Phase 3 will take about 6 months and cost up to $80,000.

The breakdown of estimated times and dollars for each phase was made by the board of directors in consultation with Locke Goldsmith.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

We will not move on to a subsequent phase until the phase that we are working on is completed. We will not move forward with Phase 1 until we have thoroughly reviewed the report by Locke Goldsmith and have examined our options and alternatives.

Competitive Factors

The mining industry is fragmented. We compete with other exploration companies looking for minerals. We are a small exploration company in a large mining market. While we compete with other exploration companies, there is no competition for the exploration or removal of mineral from our property. Readily available gold and other valuable mineral markets exist in Canada and around the world for the sale of gold and other valuable minerals. Therefore, we expect that we would be able to sell any gold or valuable minerals that we are able to recover.

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This Act sets forth rules for

* * * *	locating claims posting claims working claims reporting work performed

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

Environmental Law

We are also subject to the Health, Safety and Reclamation code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

* * *	Health and Safety Archaeological Sites Exploration Access

We are responsible for providing a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active streams, creeks, rivers, lakes or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property.

We are in compliance with the Act and will continue to comply with the Act in the future. We believe that compliance with the Act will not adversely affect our business operations in the future.

Exploration stage companies have no need to discuss environmental matters except as they relate to exploration activities. The only cost and effect of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We cannot speculate on those costs in light of our ongoing plans for operations.

Employees and Employment Agreements

At present, we have no employees, other than Mr. Achron, our sole officer and director. Mr. Achron is a part-time employee who devotes about 10% of his time to our operation. Mr. Achron does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to Mr. Achron. Mr. Achron handles much of our administrative duties. Because Mr. Achron is inexperienced with exploration, he will hire qualified persons to perform the surveying, exploration, and excavating of our property. At the present time, we are not intending to look for or talk to any geologists or engineers who will perform work for us in the future other than Locke Goldsmith.

Available Information and Reports to Securities Holders

We are subject to the information and periodic reporting requirements of the Securities Exchange Act and, accordingly, will file periodic reports, proxy statements and other information with the Securities and Exchange Commission. Such periodic reports, proxy statements and other information will be available for inspection and copying at the Commission's public reference room and the website of Commission's Public Reference Room located at 450 Fifth Street N.W., Washington D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information about the public reference rooms. Our filings with the Commission are also available to the public from the Commission's website at http://www.sec.gov.

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

Our administrative office is located at 11960 Hammersmith Way, Suite 155, Richmond, British Columbia, Canada V7A 5C9, telephone (604) 275-8994 and our registered statutory office is located at 101 Convention Center Drive, Suite 700, Las Vegas, Nevada 89109. Our offices are donated rent-free by our president.

ITEM 3.   LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during the fourth quarter of 2002.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

At December 31, 2002 we had 41 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us. Our common stock is traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "OBAN". The table shows the high and low bid of our common stock since May 13, 2002, when our securities began trading. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. No trades have been affected on the Bulletin Board since our shares were listed for trading on May 13, 2002.

Quarter ended:	High Bid	Low Bid
2002
June 30.05		.01
September 30.05		.01
December 31.05		.01

There are no plans, proposals, arrangements or understandings with any person with regards to the development of a trading market in any of our securities.

There are no outstanding options or warrants, or other securities convertible into common equity. Of the 7,000,000 shares of common stock outstanding as of December 31, 2002, 5,000,000 shares are restricted securities and may only be resold in compliance with Rule 144 of the Securities Act of 1933 and 2,000,000 are deemed free trading.

We issued 2,000,000 shares of common stock through our public offering that closed on March 12, 2002 and raised $100,000.

There was no underwriter for our shares of common stock. Since the effective date of the offering, from the $100,000 raised, we have incurred $3,266 for the cost of maintaining and exploring our property; $14,146 for legal fees; $4,892 in audit fees; $1,050 for filing fees; $1,094 in transfer agent fees; and $4,792 in general administration and office costs for a total of $29,240.

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

SEC Rule 15g

Our Company's shares are covered by Rule 15g of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) of the Exchange Act also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

Cautionary Statement Regarding Forward-looking Statements

Some discussions in this report may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Such factors include, those discussed in "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", as well as those discussed elsewhere in this report. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

Financial Condition, Liquidity and Capital Resources

Our company is engaged in exploration of our property. Our Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

In our audited financial statements ended December 31, 2002, our auditors had issued a going concern opinion. This means that our auditors believed there is doubt that we can continue as an on-going business unless we obtain additional capital to maintain our existence and to commence exploration of our mineral claims.

As at December 31, 2002, the Company had cash resources of $70,810. We do not know how long the money will last, however, we do believe it will last twelve months. It depends upon the amount of exploration we conduct and the cost thereof.

Plan of Operations

Our success depends upon finding mineralized material. Mineralized material is a mineralized body that has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.

During the year, we began Phase I of our research and exploration program. We began the research of available geologic literature. We also hired Locke Goldsmith to initiate an orientation program consisting of geological mapping and collection of soil samples for geochemical analysis on the Alta claims. The program commenced in early November 2002.

The orientation geochemical survey was initiated on one line along part of the southern sector of Alta 2 claim. Seventeen samples were collected from approximately 30 cm below the humus layer, corresponding approximately to the "C" horizon. Transported valley fill consisting of large boulders at several sites forced the collection of samples from shallower horizons. Samples were placed in wet strength paper envelopes and taken to ALS Chemex labs of North Vancouver, British Columbia, Canada, where they were dried, screened to -180 um and the fine fraction analyzed for silver, lead and zinc. The statistical data as summarized in Mr. Goldsmith's report to us dated December 7, 2002 indicated four samples contained anomalous silver and lead values, and one sample contained an anomalous zinc value. Field notes taken at the time of sample collection described the nature of the rock fragments as rounded, indicating that the rock and soil have been moved along distances by stream transport and not derived from bedrock sources nearby.

Prospecting throughout the eastern section of the property also did not locate mineralization. The report concluded that the transported components and nature of soils in the southern part of the Alta claims were not suitable for development of geochemical patterns that could lead to concealed mineralization in bedrock. Prospecting did not discover any potential sites for additional exploration.

It was recommended that no further work be planned for the property. We are evaluating the recommendations of the report and will be engaging in further discussions with Locke Goldsmith on what options are available to us regarding these claims and other mining prospects. We will not proceed with further work on Phase 1 and will not commence Phase 2 until we have had the opportunity to thoroughly evaluate our options.

Results of Operations

From Inception on September 20, 2000

From September 20, 2000 to present, we have engaged in no significant operations other than organizational activities, acquiring and staking our first property, preparation for registration of our securities, completing our public offering, and beginning Phase 1 of our exploration plan.

Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on September 20, 2000 to December 31, 2002 was $100,050. In addition a related party advanced a total of $15,927 to us which must be repaid.

From inception we have spent $4,092 on our property. This includes $826 for the cost of staking, $760 and $706 for assessment work to maintain the property in each of 2001 and 2002 respectively, and $1,800 for the orientation program consisting of geological mapping and collection of soil samples for geochemical analysis on the Alta claims.

We have spent a total of $29,496 for legal fees of which $25,000 was for the preparation and filing of the registration statement, $3,750 was for the preparation and filing of the quarterly and annual financial statements and $746 was for Canadian legal advice and services.

We have spent a total of $6,392 for audit fees of which $3,000 was related to the filing of the registration statement, $1,000 for the December 31, 2001 financial statements and $2,392 was for the quarterly and annual financial statements for the 2002 year.

From inception, $1,050 was spent on filing fees, $1,144 for transfer agent fees, and $5,543 was spent for office administration and general office costs.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations. We issued 5,000,000 shares of common stock through a Section 4(2) offering in September 2000 to Richard A. Achron, our sole officer and director. This was accounted for as a cash shares purchase of $50.

A related party advanced the total sum of $15,927. $15,000 was used for legal fees relating to organizational and start-up costs, $826 was used to pay Locke Goldsmith for the initial claims and $101 was used for general office expenses and operating capital. The loans do not bear interest and have not been paid as of the date hereof. There are no documents reflecting the loan and they are not due on a specific date. Mr. Achron will accept repayment from us when money is available.

As at December 31, 2002, we had cash resources of $70,810. We had accounts payable and accrued liabilities of $18,477. This was primarily comprised of the $15,927 loan from Mr. Achron, $1,500 for audit fees, $650 for office administration fees, $50 for transfer agent fee, and $350 for legal fees.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT	F-1
FINANCIAL STATEMENTS
Balance Sheet	F-2
Statement of Operations	F-3
Statement of Stockholder's Equity (Deficit)	F-4
Statement of Cash Flows	F-5
NOTES TO THE FINANCIAL STATEMENTS	F-6 - F-8

INDEPENDENT AUDITORS' REPORT

To the Director
Oban Mining Inc.

We have audited the accompanying balance sheets of Oban Mining Inc. (an exploration stage company) as at December 31, 2002 and 2001 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the year ended December 30, 2002 and 2001 and cumulative from inception on September 20, 2000 to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oban Mining Inc. at December 31, 2002 and December 31, 2001 and the results of its operations and its cash flows for the years then ended and cumulative from inception on September 20, 2000 to December 31, 2002 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the exploration stage with respect to its mineral property. The Company has not determined whether the exploration property contains ore reserves that are economically recoverable. At December 31, 2002 the Company has nominal cash resources and requires new financing to maintain operations and initiate exploration work on its mineral property. These factors together raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, B.C. January 24, 2003
"Hoogendoorn Vellmer" Chartered Accountants

OBAN MINING INC. (An Exploration Stage Company) Balance Sheet
December 31, 2002	December 31, 2001
$	$

ASSETS

Current Cash	70,810	337
Total Assets	70,810	337

LIABILITIES
Current Accounts payable and accrued liabilities	2,550	16,471
Advances from a related party (Note 5)	15,927	15,927
Total Liabilities	18,477	32,398

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common Stock (Note 4)
Authorized: 100,000,000 shares, $0.00001 par value Issued and outstanding: 7,000,000 shares (2001: 5,000,000 shares)	70	50

Additional paid-in capital	99,980	-
Deficit Accumulated During the Exploration Stage	(47,717)	(32,111)
	52,333	(32,061)
Total Liabilities and Stockholders' Equity (Deficiency)	70,810	337

See Accompanying Notes to the Financial Statements

OBAN MINING INC. (An Exploration Stage Company) Statement of Operations
	Deficit Accumulated from September 20, 2000 (Inception) to December 31, 2002	Year Ended December 31, 2002	Year Ended December 31, 2001
	$	$	$
Revenue	-	-	-

Mineral property costs	4,092	2,506	760
General and Administrative Expenses
Accounting and administration	4,600	4,600	-
Audit fees	6,392	2,392	1,000
Bank charges	181	67	91
Filing fees	1,050	365	200
Legal fees	29,496	4,146	10,350
Office	762	386	376
Transfer agent fees	1,144	1,144	-
	47,717	15,606	12,777
Net Loss	(47,717)	(15,606)	(12,777)
Basic Loss Per Share		(0.002)	(0.003)
Weighted Average Number of Shares Outstanding		6,610,959	5,000,000

See Accompanying Notes to the Financial Statements

OBAN MINING INC. (An Exploration Stage Company) Statement of Stockholders' Equity (Deficiency)
From Inception (September 20, 2000) to December 31, 2002
	Common Stock		Additional Paid-in	Deficit Accumulated During the Exploration	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity
		$		$	$

Balance, September 20, 2000	-	-	-	-	-

Common stock issued for cash	5,000,000	50	-	-	50

Net loss for the period	-	-	-	(19,334)	(19,334)

Balance, December 31, 2000	5,000,000	50	-	(19,334)	(19,284)
Net loss for the year	-	-	-	(12,777)	(12,777)
Balance, December 31, 2001	5,000,000	50	-	(32,111)	(32,061)
Common stock issued for cash	2,000,000	20	99,980	-	100,000
Net loss for the year	-	-	-	(15,606)	(15,606)
Balance, December 31, 2002	7,000,000	70	99,980	(47,717)	52,333

See Accompanying Notes to the Financial Statements

OBAN MINING INC. (An Exploration Stage Company) Statement of Cash Flows
	From September 20, 2000 (Inception) to December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2001
	$	$	$
Cash Flows From Operating Activities

Loss from operations	(47,717)	(15,606)	(12,777)

Cash provided by (used in) changes in operating assets and liabilities
Increase (decrease) in accounts payable	2,550	(13,921)	12,986
Net cash (used in) provided by operating activities	(45,167)	(29,527)	209

Cash Flows From Financing Activities

Issuance of common stock for cash	100,050	100,000	-
Advances from a related party	15,927	-	-
Net cash provided by financing activities	115,977	100,000	-

Increase in cash	70,810	70,437	209

Cash at beginning of period	-	337	128

Cash at end of period	70,810	70,810	337

See Accompanying Notes to the Financial Statements

OBAN MINING INC. (An Exploration State Company) Notes to the Financial Statements

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF FINANCIAL STATEMENT PRESENTATION

The Company was incorporated in the State of Nevada on September 20, 2000. Since inception, the Company has acquired 2 mineral claims collectively known as the Alta property, in the Slocan Mining Division, Province of British Columbia, Canada.

The ability of the Company to maintain its existence and commence exploration of its mineral claims is dependent upon it raising sufficient new equity financing. The commencement of principal operations is dependent upon the discovery of economically recoverable ore reserves, confirmation of the Company's interest in the mineral claims, the ability of the Company to obtain necessary financing to complete development, and future profitable production or proceeds from the sale of all or an interest in the mineral claims. The likely outcome of these future events is indeterminable. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Based on the poor results of prospecting on its Alta property to date, management is re-evaluating its future exploration intentions on that property. Management may decide to cease further exploration of that property and allow its interest in the claims to lapse in 2003.

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

OBAN MINING INC. (An exploration Stage Company) Notes to the Financial Statements

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

NOTE 3 - MINERAL PROPERTY

The Company owns 2 mineral claims known as Alta 1 and 2 situated in the Slocan Mining Division, Province of British Columbia, Canada.

The claims were acquired by staking. Interest in the claims is held in the name of the President of the Company, who holds them in trust for the benefit of the Company pursuant to a trust agreement.

NOTE 4 - COMMON STOCK

In the year ended December 31, 2000, the Company issued 5,000,000 common shares for cash consideration of $50 to Richard A. Achron.

In the year ended December 31, 2002, the Company issued 2,000,000 common shares at $0.05 per share by way of a share offering, for total cash consideration of $100,000.

There are no shares subject to warrants, agreements or options at December 31, 2002 (December 31, 2001: nil).

OBAN MINING INC. (An exploration Stage Company) Notes to the Financial Statements

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company owes $15,927 to its President at December 31, 2002 for advances made to the Company (December 31, 2000: $15,927). These advances do not bear interest and are due on demand.

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

The potential benefit of the net operating losses carried forward have not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred tax asset, the statutory tax rate, the effective tax rate, and the elected amount of the valuation allowance are as follows:

	Deficit Accumulated from September 20, 2000 (Inception) to December 31, 2002	Year Ended December 31, 2002	Year Ended December 31, 2002
	$	$	$
Net operating loss carry forward (expiring 2020 and 2021)	47,717	15,606	12,777
Statutory tax rate	15%	15%	15%
Effective tax rate	-	-	-

Total deferred tax assets	7,158	2,341	1,917
Less: valuation allowance	(7,158)	(2,341)	(1,917)
Net deferred tax assets	-	-	-

NOTE 7 - COMPARATIVE FIGURES

Certain comparative figures for the 2001 fiscal year have been reclassified to conform to the current year's presentation.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to December 31, 2002, included in this report have been audited by Hoogendoorn Vellmer, Chartered Accountants, 406 - 455 Granville Street, Vancouver, British Columbia, Canada V6C 1T1, as set forth in their report included herein.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by our sole director and officer of the Company is as follows:

Name and Address	Age	Positions
Richard A. Achron 11960 Hammersmith Way Suite 155 Richmond, British Columbia Canada V7A 5C9	59	president, secretary, treasurer, principal accounting officer and sole member of the board of directors

Mr. Achron has held his position as our sole officer and director since our inception and is expected to hold his office/position until the next annual meeting of our stockholders.

Background of Officers and Directors

Richard A. Achron has been our president, secretary, treasurer, principal accounting officer and sole member of our board of directors since inception. Since 1989, Mr. Achron has been the president, sole shareholder and director of Kingman Industries Ltd., a company that manufactures and sells plastic strip curtains for walk-in coolers, freezers and dock doors and other products related to the food industry.

Conflicts of Interest

We believe that Richard A. Achron will be subject to conflicts of interest. The conflicts of interest arise from Mr. Achron's devotion of duties to other businesses unrelated to exploration or mining

Involvement in Certain Legal Proceedings

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

Summary Compensation Table

Long Term Compensation
Annual Compensation	Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Richard A. Achron President, Secretary- Treasurer & Director	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

[1] All compensation received by our sole officer and director has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our sole officer and director.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by our sole officer or director in fiscal 2002.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of February 14, 2003, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, our director and executive officer individually, and our sole director and officer as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

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

Equity Compensation Plans

We have no compensation plans (including individual compensation arrangements) under which securities are authorized for issuance.

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
3.1 3.2 4.1 10.1 10.2 10.3 10.4 99.1

Articles of Incorporation.
Bylaws.
Specimen Stock Certificate.
Record of Posting by Locke Goldsmith
Record of Posting by Locke Goldsmith
Bill of Sale from Locke Goldsmith
Trust Agreement
Subscription Agreement.

ITEM 14.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2002.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of February, 2003.

OBAN MINING INC. (Registrant)

BY:	/s/ Richard Achron
Richard A. Achron, President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Richard Achron Richard A. Achron	President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors	02/14/2003

SECTION 302 CERTIFICATION

I, Richard Achron, certify that:

1.   I have reviewed this annual report on Form 10-KSB of OBAN MINING INC.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

By:	/s/ Richard Achron Richard Achron, Principal Executive Officer and Principal Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of OBAN MINING INC. (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard Achron, Chief Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.   The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of all the Company.

/s/ Richard Achron Richard Achron Chief Executive Officer and Chief Financial Officer February 14, 2003