Form 10QSB
period 2003-03-31
OBAN MINING INC
filed 2003-05-02
CIK 1130809

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003 OR
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from  to


                        COMMISSION FILE NUMBER 000-49664

                                OBAN MINING INC.
             (Exact name of registrant as specified in its charter)



   NEVADA                                           88-0467848
   (State of other jurisdiction of                  (IRS Employer Identification
   incorporation or organization)                   Number)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of MARCH 31, 2003: 7,000,000.

================================================================================

                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

-----------------------------------------------------------------------------------
OBAN MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
                                                         MARCH 31,    DECEMBER 31,
                                                           2003           2002
-----------------------------------------------------------------------------------
                                                             $             $
                                ASSETS

CURRENT
     Cash                                                   66,524          70,810
-----------------------------------------------------------------------------------
TOTAL ASSETS                                                66,524          70,810
===================================================================================

                              LIABILITIES


CURRENT
     Accounts payable and accrued liabilities                1,100           2,550
     Advances from a related party                          15,927          15,927
-----------------------------------------------------------------------------------

TOTAL LIABILITIES                                           17,027          18,477
-----------------------------------------------------------------------------------

                          STOCKHOLDERS' EQUITY

COMMON STOCK

  Authorized:  100,000,000 shares, $0.00001 par value
  Issued and outstanding: 7,000,000 shares
  (December 31, 2002:  7,000,000 shares)                        70              70

ADDITIONAL PAID-IN CAPITAL                                  99,980          99,980

DEFICIT ACCUMULATED DURING THE
  EXPLORATION STAGE                                        (50,553)        (47,717)
-----------------------------------------------------------------------------------
                                                            49,497          52,333
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                        66,524          70,810
===================================================================================

               See Accompanying Notes to the Financial Statements

--------------------------------------------------------------------------------
OBAN MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                CUMULATIVE
                                                                   FROM
                                                               SEPTEMBER 20,
                                           FOR THE                 2000
                                         THREE MONTHS         (INCEPTION) TO
                                         ENDED MARCH 31,          MARCH 31,
                                       2003         2002            2003
------------------------------------------------------------------------------
                                         $            $              $
REVENUE                                      -            -                 -
------------------------------------------------------------------------------
MINERAL PROPERTY COSTS                       -            -             4,092

GENERAL AND ADMINISTRATIVE
   EXPENSES
     Accounting and administration         450        1,500             5,050
     Audit fees                            505          512             6,897
     Bank charges                            -           67               181
     Filing fees                             -            -             1,050
     Legal fees                          1,682        3,350            31,178
     Office and sundry                      24          278               786
     Transfer agent fees                   175          680             1,319
------------------------------------------------------------------------------
                                         2,836        6,387            50,553
------------------------------------------------------------------------------
NET LOSS                                (2,836)      (6,387)          (50,553)
==============================================================================
BASIC AND DILUTED LOSS PER SHARE         (0.00)       (0.01)
============================================================
WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING             7,000,000    6,209,167
============================================================

               See Accompanying Notes to the Financial Statements

---------------------------------------------------------------------------------------------
OBAN MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
---------------------------------------------------------------------------------------------

FROM INCEPTION (SEPTEMBER 20, 2000) TO MARCH 31, 2003
---------------------------------------------------------------------------------------------

                                                                  DEFICIT
                                                                ACCUMULATED
                                 COMMON STOCK      ADDITIONAL   DURING THE         TOTAL
                              ------------------    PAID-IN     EXPLORATION    STOCKHOLDERS'
                               SHARES    AMOUNT     CAPITAL        STAGE          EQUITY
---------------------------------------------------------------------------------------------
                                            $          $             $               $
BALANCE, SEPTEMBER 20, 2000           -        -            -             -                -

Common stock issued for cash
  at $0.00001 per share       5,000,000       50            -             -               50

Net loss for the period               -        -                    (19,334)         (19,334)
---------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000    5,000,000       50            -       (19,334)         (19,284)

Net loss for the year                 -        -            -       (12,777)         (12,777)
---------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001    5,000,000       50            -       (32,111)         (32,061)

Common stock issued for cash
  at $0.05 per share          2,000,000       20       99,980             -          100,000

Net loss for the year                 -        -            -       (15,606)         (15,606)
---------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2002    7,000,000       70       99,980       (47,717)          52,333

Net loss for the period               -        -            -        (2,836)          (2,836)
---------------------------------------------------------------------------------------------

BALANCE, MARCH 31, 2003       7,000,000       70       99,980       (50,553)          49,497
=============================================================================================

               See Accompanying Notes to the Financial Statements

----------------------------------------------------------------------------------------
OBAN MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
----------------------------------------------------------------------------------------


                                                                           CUMULATIVE
                                                                              FROM
                                                                          SEPTEMBER 20,
                                                                              2000
                                                       FOR THE             (INCEPTION)
                                                     THREE MONTHS              TO
                                                    ENDED MARCH 31,         MARCH 31,
                                                    2003       2002           2003
----------------------------------------------------------------------------------------
                                                     $           $              $

CASH FLOWS FROM OPERATING ACTIVITIES

Loss from operations                               (2,836)      (6,387)         (50,553)

Cash provided by changes in operating assets and
   Liabilities
      Increase (decrease) in accounts payable      (1,450)       1,808            1,100
----------------------------------------------------------------------------------------
Net cash used in operating activities              (4,286)      (4,579)         (49,453)
----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Advances from a related party                         -            -           15,927
  Issuance of common stock for cash                     -      100,000          100,050
----------------------------------------------------------------------------------------
Net cash provided by financing activities               -      100,000          115,977
----------------------------------------------------------------------------------------

Decrease (increase) in cash                        (4,286)      95,421           66,524

Cash at beginning of period                        70,810          337                -
----------------------------------------------------------------------------------------

CASH AT END OF PERIOD                              66,524       95,758           66,524
========================================================================================

               See Accompanying Notes to the Financial Statements

--------------------------------------------------------------------------------
OBAN MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

MARCH 31, 2003
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as at December 31, 2002.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that can be expected for the year ended December 31, 2003.


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

     In our audited financial statements ended December 31, 2002, our auditors issued a going concern opinion. This means that our auditors believe there is doubt that we can continue as an on-going business unless we obtain additional capital to maintain our existence and to commence exploration of our mineral claims.

     As at March 31, 2003, the Company had cash resources of $66,524. We do not know how long the money will last, however, we do believe it will last twelve months. It depends upon the amount of exploration we conduct and the cost thereof.

PLAN OF OPERATION

     Our success depends upon finding mineralized material. Mineralized material is a mineralized body that has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.

     During the year ended December 31, 2002, we began Phase 1 of our research and exploration program. We began the research of available geologic literature. We hired Locke Goldsmith to initiate an orientation program consisting of geological mapping and collection of soil samples for geochemical analysis on the Alta claims. The program commenced in early November 2002.

     The orientation geochemical survey was initiated on one line along part of the southern sector of Alta 2 claim. Seventeen samples were collected from approximately 30 cm below the humus layer corresponding approximately to the "C" horizon. Transported valley fill consisting of large boulders at several sites forced the collection of samples from shallower horizons. Samples were placed in wet strength paper envelopes and taken to ALS Chemex labs of North Vancouver, British Columbia, Canada, where they were dried, screen to -180 um and the fine fraction analyzed for silver, lead and zinc. The statistical data as summarized in Mr. Goldsmith's report to us dated December 7, 2002 indicated four samples contained anomalous silver and lead values, and one sample contained an anomalous zinc value. Field notes taken at the time of sample collection described the nature of the rock fragments as rounded, indicating that the rock and sole had been moved along distances by stream transport and not derived from bedrock sources nearby.

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

     It was recommended that no further work be planned for the property. The company is still evaluating the recommendations of the report and will be engaging in further discussions with Locke Goldsmith on what options are available to us regarding these claims and other mining prospects. We will not proceed with further work on Phase 1 and will not commence Phase 2 until we have had the opportunity to thoroughly evaluate our options. Should the company decide to conduct further sampling, it will have to wait until after the ground has thawed sufficiently to conduct further exploration work.

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

RESULTS OF OPERATIONS

FROM INCEPTION ON SEPTEMBER 20, 2000 TO MARCH 31, 2003

     From September 20, 2000 to present, we have engaged in no significant operations other than organizational activities, acquiring and staking our first property, preparation for registration of our securities, completing our public offering, and beginning Phase 1 of our exploration plan.

     Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on September 20, 2000 to March 31, 2003 was $100,050. In addition a related party advanced a total of $15,927 to us, which must be repaid.

     From inception we have spent $4,092 on our property. This includes $826 for the cost of the staking, $760 and $706 for assessment work to maintain the property in each of 2001 and 2002 respectively, and $1,800 for the orientation program consisting of geological mapping and collection of soil samples for geochemical analysis on the Alta claims.

     We have spent a total of $31,178 for legal fees of which $25,000 was for the preparation and filing of the registration statement, $5,432 was for the preparation and filing of quarterly and annual financial statements and $746 was for Canadian legal advice and services.

     We have spent a total of $6,897 for audit fees of which $3,000 was related to the filing of the registration statement, $1,000 for the December 31, 2001 financial statements, $2,392 was for the quarterly and annual financial statements for the 2002 year and $505 for the 2003 year to date.

     From inception, $1,050 was spent on filing fees, $1,319 for transfer agent fees, and $6,017 was spent for office administration and general office costs.

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

     As of March 31, 2003 we had cash resources of $66,524. We had total liabilities of $17,027. This was primarily comprised of the $15,927 loan from Mr. Achron, $350 for legal fees, $400 for audit fees, and $350 for general office expenses.

ITEM 3.   CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within 90 days prior to the date of this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter for which this report is filed.

     (b)  Exhibits

          None


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 1st day of May 2003.


                                OBAN MINING INC.


                                BY:  /s/ Richard Achron
                                     ---------------------------------
                                     Richard A. Achron,
                                     Principal Executive Officer and
                                     Principal Financial Officer

                            CERTIFICATION PURSUANT TO
                                 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of OBAN MINING INC. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date here of (the "Report"), I, Richard Achron, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





                                           /s/ Richard Achron
                                         --------------------------
                                         Richard Achron
                                         Chief Executive Officer
                                         Chief Financial Officer
                                         May 1, 2003

                            SECTION 302 CERTIFICATION

I, Richard A. Achron, certify that:

1.     I have reviewed this quarterly report of Oban Mining, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relation to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 1, 2003                         /s/ Richard Achron
                                         ----------------------------------
                                         Richard A. Achron
                                         Principal Executive Officer and
                                         Principal Financial Officer