Form 10QSB
period 2003-06-30
OBAN MINING INC
filed 2003-08-05
CIK 1130809

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
     OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from to


                        COMMISSION FILE NUMBER 000-49664

                                OBAN MINING INC.
             (Exact name of registrant as specified in its charter)



         NEVADA                                      88-0467848
         (State of other jurisdiction of             (IRS Employer
         incorporation or organization)              Identification Number)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of JUNE 30, 2003: 7,000,000.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

---------------------------------------------------------------------------------------
OBAN MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
UNAUDITED
---------------------------------------------------------------------------------------

                                                         JUNE 30,       DECEMBER 31,
                                                           2003             2002
---------------------------------------------------------------------------------------
                                                            $                $
                                    ASSETS

CURRENT
     Cash                                                  49,200               70,810
---------------------------------------------------------------------------------------

TOTAL ASSETS                                               49,200               70,810
=======================================================================================


                                  LIABILITIES

CURRENT
     Accounts payable and accrued liabilities                 955                2,550
     Advances from a related party                              -               15,927
---------------------------------------------------------------------------------------

TOTAL LIABILITIES                                             955               18,477
---------------------------------------------------------------------------------------

                              STOCKHOLDERS' EQUITY

COMMON STOCK

  Authorized:  100,000,000 shares, $0.00001 par value
  Issued and outstanding: 7,000,000 shares
 (December 31, 2002: 7,000,000 shares)                         70                   70

ADDITIONAL PAID-IN CAPITAL                                 99,980               99,980

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE          (51,805)             (47,717)
---------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                 48,245               52,333
---------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 49,200               70,810
=======================================================================================




               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------------------------
OBAN MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
UNAUDITED
--------------------------------------------------------------------------------------------------



                                                                                       CUMULATIVE
                                                                                      FROM INCEPTION
                                                                                         OF THE
                                                                       FOR THE         DEVELOPMENT
                                          FOR THE THREE                  SIX            STAGE ON
                                              MONTHS                    MONTHS        SEPTEMBER 20,
                                              ENDED                     ENDED         2000 THROUGH
                                             JUNE 30,                  JUNE 30,         JUNE 30,
                                        2003         2002         2003         2002        2003
--------------------------------------------------------------------------------------------------
                                          $            $            $            $           $

REVENUE                                       -            -            -            -          -
--------------------------------------------------------------------------------------------------


MINERAL PROPERTY COSTS                        -            -            -            -      4,092

GENERAL AND ADMINISTRATIVE EXPENSES
   Legal fees                                 -            -        1,682        3,350     31,178
   Audit fees                               400          500          905        1,012      7,297
   Filing fees                              221          155          221          155      1,271
   Bank charges                               -            -            -           67        181
   Office                                    31          108           55          386        817
   Transfer agent                           150          164          325          844      1,469
   Accounting and administration            450        1,500          900        3,000      5,500
--------------------------------------------------------------------------------------------------

                                          1,252        2,427        4,088        8,814     51,805
--------------------------------------------------------------------------------------------------

NET LOSS                                 (1,252)      (2,427)      (4,088)      (8,814)   (51,805)
==================================================================================================


BASIC LOSS PER SHARE                       0.00         0.00         0.00         0.00
=======================================================================================

WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING          7,000,000    6,736,264    7,000,000    6,209,167
=======================================================================================




               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
OBAN MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
UNAUDITED
--------------------------------------------------------------------------------


FROM INCEPTION (SEPTEMBER 20, 2000) TO JUNE 30, 2003
--------------------------------------------------------------------------------



                                                             DEFICIT
                                                           ACCUMULATED   TOTAL
                                                ADDITIONAL  DURING THE   STOCK-
                                 COMMON STOCK     PAID-IN  EXPLORATION  HOLDERS'
                               SHARES    AMOUNT   CAPITAL     STAGE      EQUITY
--------------------------------------------------------------------------------
                                  $        $         $          $          $


BALANCE, SEPTEMBER 20, 2000           -        -         -         -          -

Common stock issued for cash  5,000,000       50         -         -         50

Net loss for the period               -        -         -   (19,334)   (19,334)
--------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000    5,000,000       50         -   (19,334)   (19,284)

Net loss for the period                                  -   (12,777)   (12,777)
--------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2001    5,000,000       50         -   (32,111)   (32,061)

Common stock issued for cash  2,000,000       20    99,980         -    100,000

Net loss for the period               -        -         -   (15,606)   (15,606)
--------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2002    7,000,000       70    99,980   (47,717)    52,333

                                      -        -         -    (4,088)    (4,088)
--------------------------------------------------------------------------------

BALANCE, JUNE 30, 2003        7,000,000       70    99,980    51,805     48,245
================================================================================




               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

---------------------------------------------------------------------------------------
OBAN MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
UNAUDITED
---------------------------------------------------------------------------------------




                                                                         CUMULATIVE FROM
                                                                          INCEPTION ON
                                                FOR THE SIX MONTHS ENDED  SEPTEMBER 20,
                                                        JUNE 30,          2000 THROUGH
                                                    2003       2002      JUNE 30, 2003
---------------------------------------------------------------------------------------
                                                     $          $              $

CASH FLOWS USED IN OPERATING ACTIVITIES

Loss from operations                                (4,088)    (8,814)         (51,805)

Cash provided by changes in operating assets and
  liabilities
     (Decrease) increase in accounts payable        (1,595)       820              955
     Repayments to a related party                 (15,927)         -                -
---------------------------------------------------------------------------------------

Net cash used in operating activities              (21,610)    (7,994)         (50,850)
---------------------------------------------------------------------------------------


CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Issuance of common stock for cash                        -    100,000          100,050
---------------------------------------------------------------------------------------

Net cash provided by financing activities                -    100,000          100,050
---------------------------------------------------------------------------------------

(Decrease) increase in cash                        (21,610)    92,006           49,200

Cash at beginning of period                         70,810        337                -
---------------------------------------------------------------------------------------

CASH AT END OF PERIOD                               49,200     92,343           49,200
=======================================================================================




               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
OBAN MINING INC.
(AN EXPLORATION STATE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
UNAUDITED
--------------------------------------------------------------------------------

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

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three month and six month periods ended June 30, 2003 are not necessarily indicative of the results that can be expected for the year ended December 31, 2003.


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



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATIONS.

     This section of this report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

     As at June 30, 2003, the Company had cash resources of $49,200. We do not know how long the money will last, however, we do believe it will last twelve months.

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

     Subsequent to the end of the quarter, the Company entered into a Letter of Intent with Ikona Gear International Inc. ("Ikona") to enter into a Definitive Voluntary Share Exchange Agreement to effect a business combination between the companies.

     Under the terms of the proposed transaction, the Company will effect a forward split of its capital on a 3:1 basis and then will offer a up to a total of 16,000,000 shares of Oban Mining common stock to the shareholders of Ikona in exchange for all of the outstanding shares of common stock of Ikona. Upon successful conclusion of the Share Exchange Agreements, (the "Share Exchange"), Oban Mining will change its name to Ikona Gear International Inc.

     Ikona Gear International Inc. is currently a private company that is commercializing and further developing its unique, patented gear technology (the "Ikona Gearing System").

     While Oban Mining will continue to hold its mining claims, the Company will no longer be devoting substantial efforts to the exploitation of these claims. Should the Company be able to sell or assign these claims in the future, the Company will use any proceeds received from the sale or assignment of these claims to satisfy the Company's working capital needs.

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

     If the Share Exchange is completed, the Company will become subject to all of the risks associated with Ikona's business. Upon completion of the Share Exchange, the Company will timely file with the Securities and Exchange Commission a Current Report on Form 8-K disclosing the terms thereof.

     If the Ikona Share Exchange is completed, the Company expects that it will need to raise substantial additional funding to further Ikona's business plan. If the Company is unable to raise such funding, its ability to proceed with its business plan may be adversely affected.

RESULTS OF OPERATIONS

FROM INCEPTION ON SEPTEMBER 20, 2000 TO JUNE 30, 2003

     From September 20, 2000 to present, we have engaged in no significant operations other than organizational activities, acquiring and staking our first property, preparation for registration of our securities, completing our public offering, and beginning Phase 1 of our exploration plan.

     Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on September 20, 2000 to June 30, 2003 was $100,050.

     From inception we have spent $4,092 on our property. This includes $826 for the cost of the staking, $760 and $706 for assessment work to maintain the property in each of 2001 and 2002 respectively, and $1,800 for the orientation program consisting of geological mapping and collection of soil samples for geochemical analysis on the Alta claims.

     We have spent a total of $31,178 for legal fees of which $25,000 was for the preparation and filing of the registration statement, $ 5,432 was for the preparation and filing of quarterly and annual financial statements and $746 was for Canadian legal advice and services.

     We have spent a total of $7,297 for audit fees of which $3,000 was related to the filing of the registration statement, $1,000 for the December 31, 2001 financial statements, $2,392 was for the quarterly and annual financial statements for the 2002 year and $905 for the 2003 year to date.

     From inception, $1,271 was spent on filing fees, $1,469 for transfer agent fees, and $6,498 was spent for office administration and general office costs.

     We have repaid the loan advanced from a related party of $15,927.

LIQUIDITY AND CAPITAL RESOURCES

     As of the date of this report, we have yet to generate any revenues from our business operations.

     As of June 30, 2003 we had cash resources of $49,200. We had total liabilities of $955.

     Subsequent to the end of the quarter, the Company entered into a Letter of Intent with Ikona Gear International Inc. ("Ikona") to enter into a Definitive Voluntary Share Exchange Agreement to effect a business combination between the companies.

     If the Ikona Share Exchange is completed, the Company expect that it will need to raise substantial additional funding to further Ikona's business plan. If the Company is unable to raise such funding, its ability to proceed with its business plan may be adversely affected.

     If the Company does not complete the Ikona Share Exchange, during the next twelve months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business ventures. Management believes that the Company's current cash on hand will be sufficient to meet these expenses over the next twelve months.


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

     Within 90 days prior to the date of this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.

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

          (b)  Exhibits

               Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive and Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of August 2003.


                                OBAN MINING INC.

                                BY:        /s/ Richard Achron
                                      ------------------------------------------
                                      Richard A. Achron,
                                      Principal Executive Officer and
                                      Principal Financial Officer

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

   Date:   August 5th 2003                            /s/ Richard Achron
                                                 -----------------------------
                                                 Richard A. Achron
                                                 Principal Executive Officer and
                                                 Principal Financial Officer