Form 10QSB
period 2003-09-30
OBAN MINING INC
filed 2003-10-23
CIK 1130809

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     Yes  [x]  No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of OCTOBER 2, 2003: 21,000,000.

================================================================================

                             PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

----------------------------------------------------------------------------------
OBAN MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
UNAUDITED
----------------------------------------------------------------------------------

                                                         SEPTEMBER    DECEMBER 31,
                                                            30,          2002
                                                           2003
----------------------------------------------------------------------------------
                                                             $             $

                                     ASSETS

CURRENT
    Cash                                                    20,773         70,810
----------------------------------------------------------------------------------

TOTAL ASSETS                                                20,773         70,810
==================================================================================


                                  LIABILITIES

CURRENT
    Accounts payable and accrued liabilities                 9,660          2,550
    Advances from a related party                                -         15,927
----------------------------------------------------------------------------------

TOTAL LIABILITIES                                            9,660         18,477
----------------------------------------------------------------------------------

                              STOCKHOLDERS' EQUITY

COMMON STOCK
  Authorized:  100,000,000 shares, $0.00001 par value
  Issued and outstanding: 21,000,000 shares
 (December 31, 2002: 21,000,000 shares)                         21             21

ADDITIONAL PAID-IN CAPITAL                                 100,029        100,029

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE           (88,937)       (47,717)
----------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                  11,113         52,333
----------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  20,773         70,810
==================================================================================


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

------------------------------------------------------------------------------------------------------
OBAN  MINING  INC.
(AN  EXPLORATION  STAGE  COMPANY)
STATEMENTS  OF  OPERATIONS
UNAUDITED
------------------------------------------------------------------------------------------------------


                                                                                             CUMULATIVE
                                                                                           FROM INCEPTION
                                                                                              OF THE
                                                                                            DEVELOPMENT
                                          FOR THE THREE                FOR THE NINE           STAGE ON
                                              MONTHS                      MONTHS            SEPTEMBER 20,
                                               ENDED                       ENDED            2000 THROUGH
                                            SEPTEMBER 30,               SEPTEMBER 30,       SEPTEMBER 30,
                                         2003          2002          2003          2002        2003
------------------------------------------------------------------------------------------------------
                                           $             $             $             $           $

REVENUE                                        -             -             -             -          -
------------------------------------------------------------------------------------------------------

MINERAL PROPERTY COSTS                       831           706           831           706      4,923

GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting and administration            6,150         1,150         7,050         4,150     11,650
  Audit fees                                 777           130         1,682         1,143      8,074
  Bank charges                                 -             -             -            67        181
  Filing fees                              1,550           210         1,771           365      2,821
  Legal fees                              26,231           796        27,913         4,146     57,409
  Office                                     367             -           422           386      1,184
  Transfer agent                           1,226           150         1,551           994      2,695
------------------------------------------------------------------------------------------------------

                                          37,132         3,142        41,220        11,957     88,937
------------------------------------------------------------------------------------------------------

NET LOSS                                 (37,132)       (3,142)      (41,220)      (11,957)   (88,937)
======================================================================================================


BASIC LOSS PER SHARE                        0.00          0.00          0.00          0.00
===========================================================================================

WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING          21,000,000    21,000,000    21,000,000    19,246,914
===========================================================================================


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

---------------------------------------------------------------------------------
OBAN  MINING  INC.
(AN  EXPLORATION  STAGE  COMPANY)
STATEMENT  OF  STOCKHOLDERS'  EQUITY
UNAUDITED
---------------------------------------------------------------------------------


FROM INCEPTION (SEPTEMBER 20, 2000) TO SEPTEMBER 30, 2003:
---------------------------------------------------------------------------------


                                                             DEFICIT
                                                           ACCUMULATED
                                                 ADDITIONAL DURING THE     TOTAL
                                  COMMON STOCK     PAID-IN  EXPLORATION STOCKHOLDERS'
                                SHARES    AMOUNT   CAPITAL     STAGE       EQUITY
---------------------------------------------------------------------------------
                                             $        $          $          $

BALANCE, SEPTEMBER 20, 2000            -        -         -         -          -

Common stock issued for cash  15,000,000       15        35         -         50

Net loss for the period                -        -         -   (19,334)   (19,334)
---------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000    15,000,000       15        35   (19,334)   (19,284)

Net loss for the year                  -        -         -   (12,777)   (12,777)
---------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2001    15,000,000       15        35   (32,111)   (32,061)

Common stock issued for cash   6,000,000        6    99,994         -    100,000

Net loss for the year                  -        -         -   (15,606)   (15,606)
---------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2002    21,000,000       21   100,029   (47,717)    52,333

Net loss for the period                -        -         -   (41,220)   (41,220)
---------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2003   21,000,000       21   100,029   (88,937)    11,113
=================================================================================


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
OBAN  MINING  INC.
(AN  EXPLORATION  STAGE  COMPANY)
STATEMENTS  OF  CASH  FLOWS
UNAUDITED
-------------------------------------------------------------------------------


                                                                     CUMULATIVE
                                                                        FROM
                                                                    INCEPTION ON
                                                  FOR THE NINE      SEPTEMBER 20,
                                                   MONTHS ENDED     2000 THROUGH
                                                   SEPTEMBER 30,    SEPTEMBER 30,
                                                  2003       2002       2003
-------------------------------------------------------------------------------
                                                    $          $          $

CASH FLOWS PROVIDED BY (USED IN):

OPERATING ACTIVITIES

Loss from operations                             (41,220)   (11,957)   (88,937)

Cash provided by (used in) changes in
    operating assets and liabilities:
    - Increase (decrease) in accounts payable      7,110     (2,830)     9,660
    - Repayments to a related party              (15,927)         -          -
-------------------------------------------------------------------------------

Net cash used in operating activities            (50,037)   (14,787)   (79,277)
-------------------------------------------------------------------------------


FINANCING ACTIVITIES

Issuance of common stock for cash                      -    100,000    100,050
-------------------------------------------------------------------------------

Net cash provided by financing activities              -    100,000    100,050
-------------------------------------------------------------------------------

(Decrease) increase in cash                      (50,037)    85,213     20,773

Cash at beginning of period                       70,810        337          -
-------------------------------------------------------------------------------

CASH AT END OF PERIOD                             20,773     85,550     20,773
===============================================================================


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
OBAN  MINING  INC.
(AN  EXPLORATION  STATE  COMPANY)
NOTES  TO  THE  FINANCIAL  STATEMENTS
UNAUDITED
--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as at December 31, 2002 filed with the Company's Form 10-KSB for the year then ended.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of the results that can be expected for the year ended December 31, 2003.

During the three month period ended September 30, 2003, the Company increased its number of issued and outstanding shares on a three new shares for one old share basis. All share capital numbers have been restated retroactively to reflect this stock split.


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

--------------------------------------------------------------------------------
OBAN MINING INC.
(AN EXPLORATION STATE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
UNAUDITED
--------------------------------------------------------------------------------


NOTE 3 - SUBSEQUENT EVENTS

After September 30, 2003 the following subsequent events occurred:

1) The Company completed a private placement for 314,000 shares at $0.50 per share for total proceeds of $157,000.

2) The Company signed an Agreement and Plan of Reorganization, under which it will acquire not less than 80% of the issued and outstanding shares of common stock of Ikona Gear International, Inc. ("Ikona") from the shareholders of Ikona. In consideration, the Company will issue 1.25 shares of common stock for each share of Ikona common stock received. Effectively, Oban will issue from 12,033,306 to 15,041,633 shares of its common stock to acquire from 80% to 100% of Ikona's issued and outstanding shares of common stock respectively. Pursuant to the agreement, the president of Oban shall surrender for cancellation 14,500,000 shares of Oban's common stock. The agreement is to close by October 31, 2003, unless extended with the mutual consent of Oban and Ikona.

     After the closing of the agreement, the Company will change its primary focus to the Ikona business. Ikona, a Nevada development stage company, is in the process of developing and commercializing its patented gear technology.

3) The Company signed a loan agreement with Ikona, pursuant to which the Company will advance $155,000 to Ikona at rate of 10% interest compounded annually, with a term of one year.

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

     As at September 30, 2003, the Company had cash resources of $20,773. The Company currently does not have sufficient working capital to fund its operating requirements for the next twelve months.

PLAN OF OPERATION

     Our success has depended upon finding mineralized material. Mineralized material is a mineralized body that has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.

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

     The Company's two mineral claims, Alta 1 and Alta 2 were renewed to September 26, 2004. While Oban Mining will continue to hold its mining claims, the Company will no longer be devoting substantial efforts to the exploitation of these claims. Should the Company be able to sell or assign these claims in the future, the Company will use any proceeds received from the sale or assignment of these claims to satisfy the Company's working capital needs.

     During the quarter just ended, the Company entered into a Letter of Intent with Ikona Gear International Inc. ("Ikona"), and effective October 10, 2003, we entered into a definitive Agreement and Plan of Reorganization (the "Reorganization Agreement") with Ikona to effect a business combination between the companies. Ikona Gear International Inc. is currently a private company that is commercializing and further developing its unique, patented gear technology (the "Ikona Gearing System").

     Under the terms of the proposed transaction, the Company will offer up to a total of 15,041,633 shares of Oban Mining common stock to the shareholders of Ikona in exchange for all of the outstanding shares of common stock of Ikona. Upon successful conclusion of the Share Exchange Agreements, Oban Mining will change its name to Ikona Gear International Inc. If consummated, the Reorganization Agreement will result in a change in control of the Company.

     On August 18, 2003, the Company's Board of Directors approved a resolution to forward split its capital on a 3:1 basis. The Record Date for the forward split was August 28, 2003. After the forward split, there were

21,000,000 shares of common stock outstanding.

       Closing of the transaction requires that a minimum of 80% of the Ikona shares be surrendered for exchange on closing. On closing, Richard Achron, Oban's current sole director and senior officer, will surrender 14,500,000 shares of common stock to Oban's treasury for cancellation. Also on closing, the board of directors will be changed such that control of Oban's board will change from Richard Achron to the current directors and controlling shareholders of Ikona being Laith Nosh, Dal Brynelsen, Barrie Freeke and Simon Anderson. The closing is to occur on or before October 31, 2003 unless another date is agreed to between the parties. There is no assurance that the transaction with Ikona will close.

     Also subsequent to the end of the quarter, on October 17, 2003, the Company completed a private placement of 314,000 shares of common stock at $0.50 per share for total cash consideration of $157,000. Oban has agreed to provide Ikona with bridge financing in the amount of $155,000 for a one-year term at an interest rate of 10% compounded annually. If the Plan of Reorganization is not closed, then Ikona has agreed to enter into a general security agreement to provide Oban with a first charge against Ikona's assets including the patents for the gearing system.

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

     If the Agreement and Plan of Reorganization with Ikona is closed, the Company will become subject to all of the risks associated with Ikona's business. Upon completion of the Agreement and Plan of Reorganization, the Company will timely file with the Securities and Exchange Commission a Current Report on Form 8-K disclosing the terms thereof.

     If the Agreement and Plan of Reorganization with Ikona is closed, the Company expects that it will need to raise substantial additional funding to further Ikona's business plan. If the Company is unable to raise such funding, its ability to proceed with its business plan may be adversely affected.

RESULTS OF OPERATIONS

FROM INCEPTION ON SEPTEMBER 20, 2000 TO SEPTEMBER 30, 2003

     From September 20, 2000 to present, we have engaged in no significant operations other than organizational activities, acquiring and staking our first property, preparation for registration of our securities, completing our public offering, and beginning Phase 1 of our exploration plan.

     Since inception, we have used our common stock to raise money for the property acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares from inception on September 20, 2000 to September 30, 2003 was $100,050. Subsequent to the end of the period, an additional $157,000 was raised through a private placement of 314,000 common shares at $0.50 per share. $155,000 will be advanced to Ikona as a bridge financing.

     From inception we have spent $4,923 on our property. This includes $826 for the initial cost of the staking, $2,297 for assessment work to maintain the property, and $1,800 for the orientation program consisting of geological mapping and collection of soil samples for geochemical analysis on the Alta claims.

     We have spent a total of $57,409 for legal fees of which $25,000 was for the preparation and filing of the registration statement, $5,432 was for the preparation and filing of quarterly and annual financial statements, $746 was for Canadian legal advice and services and $26,231 was in connection with the proposed acquisition of Ikona.

     We have spent a total of $8,074 for audit fees of which $3,000 was related to the filing of the registration statement, and $5,074 was for the review of the Company's 10QSBs and 10KSBs.

     From inception, $2,821 was spent on filing fees, $2,695 for transfer agent fees, $6,000 for administration fees relating to the proposed acquisition and $7,015 was spent for office administration and general office costs.

     We have repaid the loan advanced from a related party of $15,927.

     During the quarter just ended, on July 30, 2003, the Company entered into a Letter of Intent with Ikona Gear International Inc. ("Ikona") to enter into a Definitive Voluntary Share Exchange Agreement to effect a business combination between the companies. Ikona Gear International Inc. is currently a private company that is commercializing and further developing its unique, patented gear technology (the "Ikona Gearing System").

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

     As of September 30, 2003 we had cash resources of $20,773. We had total liabilities of $9,660 for a working capital position of $11,113.

     On July 30, 2003, the Company entered into a Letter of Intent with Ikona Gear International Inc. ("Ikona") to enter into a Definitive Voluntary Share Exchange Agreement to effect a business combination between the companies.

     On October 10,2003, the Company signed an Agreement and Plan of Reorganization to acquire all of the issued and outstanding shares of Ikona Gear International, Inc. If the Agreement and Plan of Reorganization with Ikona is closed, the Company expects that it will need to raise substantial additional funding to further Ikona's business plan. If the Company is unable to raise such funding, its ability to proceed with its business plan may be adversely affected.

     If the Company does not close the Agreement and Plan of Reorganization with Ikona, the Company currently does not have sufficient funds to meet its cash requirements for the next twelve months. The Company will need to raise the capital required to fund its cash requirements and future business opportunities by issuing debt and/or equity securities, although the Company has no current arrangements or agreements related to such financings. The Company's management will need to explore a variety of options to meet the Company's cash requirements and future capital requirements including the possibility of equity offerings, debt financing, and business combinations. There can be no assurance financing will be available or accessible on reasonable terms.

ITEM 3.     CONTROLS AND PROCEDURES

     The Company maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     The Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

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

                           PART II.  OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K.

     (a)  Reports on Form 8-K

          - Form 8-K filed August 19, 2003 announcing the 3:1 forward split of the Company's capital stock;
          - Form 8-K filed August 12, 2003 announcing the signing of the Letter of Intent on July 30, 2003 with Ikona Gear International Inc.

     (b)  Exhibits

          10.1 Agreement and Plan of Reorganization dated October 10, 2003 with Ikona Gear International, Inc.

          31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive and Financial Officer
          32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive and Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22 day of October 2003.

                                     OBAN MINING INC.

                                     BY:        /s/ Richard Achron
                                          --------------------------------
                                          Richard A. Achron,
                                          Principal Executive Officer and
                                          Principal Financial Officer