Form 10QSB
period 2003-11-30
IKONA GEAR INTERNATIONAL INC
filed 2004-01-20
CIK 1130809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2003

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______________ to ______________

Commission file number 000-49664

IKONA GEAR INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0474903
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite # 810 – 609 Granville Street
Vancouver, BC, Canada
V7Y 1G5
 (Address of principal executive offices)

(604) 685-5510
(Issuer's telephone number)

not applicable
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

21,855,633 common shares outstanding as of January 12, 2004

Transitional Small Business Disclosure Format (Check one): Yes ☐ x No ☒

INDEX

PART I

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States of America.

(Previously Oban Mining, Inc.)
(A Development Stage Company)

Consolidated Financial Statements

November 30, 2003 and 2002

IKONA GEAR INTERNATIONAL, INC.
(Previously Oban Mining, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	November 30,	August 31,
	2003	2003
	(unaudited)	(audited)

ASSETS

Current:
Cash	$54,348	$2,226
Accounts receivable	12,038	-
Prepaid expenses	-	2,000
Advances to related party (Note 4)	5,329	28,467
Deferred taxes, net of valuation allowance of $59,260	-	-
Total current assets	71,715	32,693

Property and equipment	4,466	-

Patents and trademark rights (Note 3)	193,959	198,086

Total assets	$270,140	$230,779

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$52,958	$-
Due to related parties (Note 4)	89,406	83,710
Total current liabilities	142,364	83,710

Stockholders' equity
Common stock (Note 5)
Authorized
100,000,000 common shares, each with par value of $0.00001
Issued and outstanding
21,855,633 common shares (August 31, 2003 – 15,041,633)	219	151
Additional paid-in capital	1,032,593	877,661
Accumulated deficit during the development stage	(905,036)	(730,743)
Total stockholders' equity	127,776	147,069

Total liabilities and stockholders' equity	$270,140	$230,779

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(Previously Oban Mining, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Cumulative
	Amounts
	From Inception
	(August 16,	Three Months Ended
	2001 to	November 30,
	November 30,
	2003)	2003	2002

REVENUES
Engineering services	$78,057	$33,750	$-

EXPENSES
Amortization	37,141	4,127	4,127
Business development	165,476	45,832	-
Corporate finance	91,003	11,250	17,160
General and administrative	41,970	11,710	26
General consulting	13,122	-	-
Professional fees	48,050	42,550	-
Research and development	544,938	76,723	100,232
Travel and related	41,393	15,851	-

Total expenses	(983,093)	(208,043)	(121,545)

Net loss before provision for income taxes	(905,036)	(174,293)	(121,545)

Provision for income taxes	-	-	-

Net loss	$(905,036)	$(174,293)	$(121,545)

Basic and diluted net loss per share		$(0.01)	$(0.01)

Weighted average number of common shares
outstanding		17,312,966	13,547,850

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(Previously Oban Mining, Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficiency)
(Unaudited)

	Common Stock			Accumulated
				Deficit
			Additional	During the
	Number of		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at August 16, 2001 (inception)	-	$-	$-	$-	$-
Net loss for the period	-	-	-	(5)	(5)
Balance at August 31, 2001	-	$-	$-	$(5)	$(5)

Issuance of common shares on acquisition of
patents at $0.04 per share, September 2001	2,725,000	$27	$108,893	$-	$109,000

Issuance of common shares on acquisition of
trademark at $0.04 per share, September
2001	25,000	-	1,000	-	1,000

Issuance of common shares to founders at
$0.00001 per share, October 2001	8,713,416	87	(17)	-	70

Issuance of common shares for cash at
$0.20 per share, November 2001	263,665	3	52,730	-	52,733

Issuance of common shares for cash at
$0.20 per share, February 2002	1,286,335	13	257,253	-	257,266

Issuance of common shares for cash at
$0.20 per share, May 2002	393,750	4	78,746	-	78,750

Net loss for the year	-	-	-	(361,435)	(361,435)
Balance at August 31, 2002	13,407,166	$134	$498,685	$(361,440)	$137,379

Issuance of common shares for cash at
$0.20 per share, November 2002	336,250	$3	$67,247	$-	$67,250

Issuance of common shares for corporate
finance fees at $0.20 per share, November
2002	85,800	1	17,159	-	17,160

Issuance of common shares for cash at
$0.20 per share, January 2003	175,000	2	34,998	-	35,000

Issuance of common shares for cash at
$0.20 per share, May 2003	175,000	2	34,998	-	35,000

Issuance of common shares for corporate
finance fees at $0.20 per share, May 2003	67,625	1	13,524	-	13,525

Issuance of common shares for cash at
$0.20 per share, July 2003	526,792	5	105,353	-	105,358

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(Previously Oban Mining, Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficiency) (Continued)
(Unaudited)

	Common Stock			Accumulated
				Deficit
			Additional	During the
	Number of		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at August 16, 2001 (inception)	-	$-	$-	$-	$-
Net loss for the period	-	-	-	(5)	(5)
Balance at August 31, 2001	-	$-	$-	$(5)	$(5)

Issuance of common shares on acquisition of
patents at $0.04 per share, September 2001	2,725,000	$27	$108,893	$-	$109,000

Issuance of common shares on acquisition of
trademark at $0.04 per share, September
2001	25,000	-	1,000	-	1,000

Issuance of common shares to founders at
$0.00001 per share, October 2001	8,713,416	87	(17)	-	70

Issuance of common shares for cash at
$0.20 per share, November 2001	263,665	3	52,730	-	52,733

Issuance of common shares for cash at
$0.20 per share, February 2002	1,286,335	13	257,253	-	257,266

Issuance of common shares for cash at
$0.20 per share, May 2002	393,750	4	78,746	-	78,750

Net loss for the year	-	-	-	(361,435)	(361,435)
Balance at August 31, 2002	13,407,166	$134	$498,685	$(361,440)	$137,379

Issuance of common shares for cash at
$0.20 per share, November 2002	336,250	$3	$67,247	$-	$67,250

Issuance of common shares for corporate
finance fees at $0.20 per share, November
2002	85,800	1	17,159	-	17,160

Issuance of common shares for cash at
$0.20 per share, January 2003	175,000	2	34,998	-	35,000

Issuance of common shares for cash at
$0.20 per share, May 2003	175,000	2	34,998	-	35,000

Issuance of common shares for corporate
finance fees at $0.20 per share, May 2003	67,625	1	13,524	-	13,525

Issuance of common shares for cash at
$0.20 per share, July 2003	526,792	5	105,353	-	105,358

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(Previously Oban Mining, Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficiency) (Continued)
(Unaudited)

Issuance of common shares for corporate
finance fees at $0.20 per share, July 2003	7,500	-	1,500	-	1,500

Issuance of common shares for cash at
$0.40 per share, August 2003	251,250	2	100,498	-	100,500

Issuance of common shares for corporate
finance fees at $0.40 per share, August 2003	9,250	1	3,699	-	3,700

Net loss for the year	-	-	-	(369,303)	(369,303)
Balance at August 31, 2003	15,041,633	$151	$877,661	$(730,743)	$147,069

Recapitalization, October 2003	6,814,000	68	154,932	-	155,000
Net loss for the period	-	-	-	(174,293)	(174,293)
Balance at November 30, 2003	21,855,633	$219	$1,032,593	$(905,036)	$127,776

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(Previously Oban Mining, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Cumulative
	Amounts
	From Inception
	(August 16,
	2001)	Three Months Ended
	to	November 30,
	November 30,
	2003	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(905,036)	$(174,293)	$(121,545)
Adjustments to reconcile net income to net cash
used in operating activities:
Amortization	37,141	4,127	4,127
Corporate finance fees paid by common stock	35,885	-	17,160
Change in operating assets and liabilities:
Accounts receivable	(12,038)	(12,038)	-
Prepaid expenses	-	2,000	-
Advances to related party	367	28,834	-
Accounts payable	52,958	52,958	36,732

Cash used in operating activities	(790,723)	(98,412)	(63,526)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances received from the Company prior to
recapitalization	155,000	155,000	-
Due to related parties	(37,390)	-	-
Issuance of common stock for cash	731,927	-	62,250

Cash provided by financing activities	849,537	155,000	62,250

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment acquired for cash	(4,466)	(4,466)	-

Cash used in investing activities	(4,466)	(4,466)	-

NET INCREASE (DECREASE) IN CASH	54,348	52,122	(1,276)
CASH AT BEGINNING OF PERIOD	-	2,226	3,709

CASH AT END OF PERIOD	$54,348	$54,348	$2,433

CASH PAID FOR:
Interest	-	-	-
Income taxes	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(Previously Oban Mining, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2003
(Unaudited)

Note 1 – The Company and Nature of Operations

Ikona Gear International, Inc. (formerly Oban Mining, Inc.) (the “Company”) was incorporated in the State of Nevada on September 20, 2000. The Company is in business to develop and commercialize a unique, patented gearing technology. The Company is commercializing its patented technology in applications it establishes through developing joint ventures and entering into licensing agreements with strategic partners in vertical industrial markets. The Company is considered to be a development stage company as it has not generated significant revenues from operations.

Effective October 30, 2003, the Company consummated an Agreement and Plan of Reorganization (the “Agreement”) pursuant to which it acquired 100% of the issued and outstanding shares of common stock of Ikona Gear USA, Inc. (formerly Ikona Gear International, Inc.)(“Ikona USA”). Under the terms of the Agreement, the shareholders of Ikona USA received, pro rata, an aggregate of 15,041,633 shares of common stock of the Company in exchange for 100% of the outstanding shares of Ikona USA. A principal shareholder of the Company surrendered for cancellation 14,500,000 shares of common stock, which resulted in the Ikona USA shareholders acquiring shares representing approximately 70% of the total issued and outstanding shares of the Company. As a result, the transaction was accounted for as a recapitalization of Ikona USA.

The unaudited consolidated statements of operations, stockholders' equity (deficiency) and cash flows of the Company prior to October 30, 2003 are those of Ikona USA. The Company’s consolidated date of incorporation is considered to be August 16, 2001, the date of inception of Ikona USA. Following the acquisition, the Company changed its name from Oban Mining, Inc. to Ikona Gear International, Inc.

On October 31, 2003, the Company incorporated a wholly-owned subsidiary, Ikona Gear Corp. a British Columbia Corporation. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. The accompanying consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at November 30, 2003, and for all periods presented, have been included. Interim results for the three-month period ended November 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

Note 2 – Going Concern

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation. However, certain conditions noted below currently exist which raise substantial doubt about the Company's ability to continue as a going concern. These financial

IKONA GEAR INTERNATIONAL, INC.
(Previously Oban Mining, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2003
(Unaudited)

statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the issuance of common stock and advances from related parties. Continued operations of the Company are dependent on the Company's ability to complete additional equity financings or generate profitable operations in the future.

Management's plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on terms reasonable to the Company.

	November 30,	August 31,
	2003	2003

Accumulated deficit during the development stage	$(905,036)	$(730,743)
Working capital deficiency	$(70,649)	$(51,017)

IKONA GEAR INTERNATIONAL, INC.
(Previously Oban Mining, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2003
(Unaudited)

Note 3 – Patents and Trademark Rights

In September 2001, the Company acquired patent and trademark rights (the “Acquired Technology”) from Diversified Sciences Limited (“Diversified”) and Ikona Technologies Inc. (“Technologies”), two companies related by virtue of a common director, officer and significant shareholder. The patent rights relate to planetary gearing technology and consist of a United States patent, a Canadian patent and a European patent applicable in France, Germany, Great Britain, Italy, and Sweden. The US patent has a term of 17 years from the issue date and expires on April 9, 2013. The Canadian patent has a term of 20 years from the filing date and expires on July 29, 2014. The remaining patents have terms of twenty years from the date of filing the European patent and expire on July 26, 2015. The trademark acquired by the Company provides for the exclusive assignment of rights, title and interest in the trademark “IKONA Gear TM”.

The patent acquisition agreement with Diversified required the Company to issue 2,725,000 shares of common stock at a value of $109,000 to Diversified and pay $63,000 (Cdn$100,000) less Diversified’s tax credit recoveries of $18,900 (Cdn$30,000) relating to the patents.

The trademark acquisition agreement with Technologies required the Company to issue 25,000 shares of common stock at a value of $1,000 to Technologies, pay $62,000 to Technologies and repay amounts owing of $15,000 on behalf of Technologies.

The Acquired Technology was recorded by the Company at a cost of $231,100 and is being amortized over its remaining useful life. At November 30, 2003, the carrying value of the Acquired Technology, net of $37,141 (August 31, 2003 - $33,014) in accumulated amortization, is $193,959 (August 31, 2003 – $198,086).

Note 4 - Related Party Transactions

In September 2001, the Company entered into an agreement with Ikona Gear (Canada) Inc. (“Ikona Canada”), a company controlled by a common director, officer and significant shareholder, whereby Ikona Canada provides certain research and development and related services to the Company. Under this agreement, the Company has advanced $5,329 (August 31, 2003 - $28,467) to Ikona Canada as an operating advance toward the payment of future invoices. The advance is short-term in nature and non-interest bearing.

Amounts due to related parties consisted of the following:

	November 30,	August 31,
	2003	2003

Diversified	23,432	21,862
Technologies	61,848	61,848
MCSI Consulting Services Inc. (“MCSI”)	4,126	-

	$89,406	$83,710

IKONA GEAR INTERNATIONAL, INC.
(Previously Oban Mining, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2003
(Unaudited)

MCSI is a company operated by a director of the Company. Due to related parties consist of amounts payable relating to operating activities of the Company.

The Company entered into the following transactions with related parties:

a)	Paid or accrued business development fees of $16,875 (2002 - $0) to a company controlled by a relative of a director of the Company.

b)	Paid or accrued business development fees of $16,875 (2002 - $0) to a company controlled by a director of the Company.

c)	Paid or accrued operating expenses of $89,446 (2002 - $100,232) to a company controlled by a director, officer and significant shareholder of the Company. These expenses are included in research and development, business development, corporate finance, and general and administrative expenses for the period.

d)	Paid or accrued corporate finance fees of $3,750 (2002 - $0) to a company related by a director of the Company.

These transactions are in the normal course of operations and are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties..

Note 5 – Common Stock

In September 2001, the Company issued 2,725,000 common shares at a value of $0.04 per share for $109,000 as partial consideration on acquisition of patent rights (Note 3).

In September 2001, the Company issued 25,000 common shares at a value of $0.04 per share for $1,000 as partial consideration on acquisition of a trademark (Note 3).

In October 2001, the Company issued 8,713,416 common shares to the founders of the Company at a price of $0.00001 per share for cash proceeds of $70.

In November 2001, the Company issued 263,665 common shares at a price of $0.20 per share for cash proceeds of $52,733.

In February 2002, the Company issued 1,286,335 common shares at a price of $0.20 per share for cash proceeds of $257,266.

In May 2002, the Company issued 393,750 common shares at a price of $0.20 per share for cash proceeds of $78,750.

In November 2002, the Company issued 336,250 common shares at a price of $0.20 per share for cash proceeds of $67,250.

IKONA GEAR INTERNATIONAL, INC.
(Previously Oban Mining, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2003
(Unaudited)

In November 2002, the Company issued 85,800 common shares at a price of $0.20 per share for corporate finance fees of $17,160.

In January 2003, the Company issued 175,000 common shares at a price of $0.20 per share for cash proceeds of $35,000.

In May 2003, the Company issued 175,000 common shares at a price of $0.20 per share for cash proceeds of $35,000.

In May 2003, the Company issued 67,625 common shares at a price of $0.20 per share for corporate finance fees of $13,525.

In July 2003, the Company issued 526,792 common shares at a price of $0.20 per share for cash proceeds of $105,358.

In July 2003, the Company issued 7,500 common shares at a price of $0.20 per share for corporate finance fees of $1,500.

In August 2003, the Company issued 251,250 common shares at a price of $0.40 per share for cash proceeds of $100,500.

In August 2003, the Company issued 9,250 common shares at a price of $0.40 per share for corporate finance fees of $3,700.

In October, 2003, the Company acquired all the issued and outstanding capital stock of Ikona USA, which was accounted for as a recapitalization of the Company (Note 1). The issued number of shares of common stock is that of the Company with adjustments made for differences in par value between the Company and Ikona USA.

Note 6 - Segment Information

The Company’s operations were conducted in one reportable segment, being the development and commercialization of a unique patented gearing technology, primarily in Canada.

Note 7 – Subsequent Events

The Company entered into a consulting agreement with a company, effective December 1, 2003, for a period of two years, to pay a monthly business development fee of approximately $2,250 (C$3,000). This agreement can be terminated at any time after six months, being June 1, 2004. The agreement also commits the Company to issue 300,000 stock options, subject to board approval, with a vesting period of two years.

The Company also entered into a consulting agreement with a director, officer of the Company, effective December 1, 2003, to pay monthly consulting fees totalling approximately $5,370 (C$7,500). The agreement also commits the company to issue 341,000 stock options, subject to board approval, with a vesting period of two years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this quarterly report, the terms "we", "us", "our", and "Ikona" mean Ikona Gear International, Inc. and our subsidiaries, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

Overview

We were incorporated in the State of Nevada on September 20, 2000 as "Oban Mining, Inc.". On December 1, 2003, we filed a Certificate of Amendment to effect a name change to Ikona Gear International, Inc. “Ikona International”. In connection with the name change, we have been assigned a new ticker symbol by the NASD, and our common stock now trades on the OTC Electronic Bulletin Board under the symbol "IKGI."

During the current quarter ended November 30, 2003, we closed the acquisition of Ikona Gear International, Inc. ("IKONA"). As a result of the transaction, IKONA has changed its name to Ikona Gear USA, Inc. and has become a wholly-owned subsidiary of Ikona International, effective October 30, 2003. Ikona shareholders have exchanged 100% of their 12,033,306 common shares for 15,041,633 common shares of Ikona International which now has 21,855,633 shares of common stock outstanding, of which the Ikona shareholders hold 77.1%, or 16,841,633 shares. The acquisition has been treated as a recapitalization of IKONA. On closing, Richard Achron, Oban’s sole director and senior officer, surrendered 14,500,000 shares of common stock to our treasury for cancellation.

As of closing the IKONA acquisition, on October 30, 2003, we admitted the current directors and controlling shareholders of IKONA being Laith Nosh, Dal Brynelsen, Barrie Freeke, and Simon Anderson to our Board of Directors, joining our sole director, Richard Achron. On November 7, 2003, we admitted Raymond Polman to our Board of Directors, there have been no other additions to our board. On November 30, 2003 we formed an audit committee consisting of Laith Nosh and Simon Anderson, and we have deferred establishing a compensation committee.

We have formed and organized a new wholly-owned subsidiary “Ikona Gear Corp.” to carry on operations in our Vancouver, Canada head office, located at Suite 810-609 Granville Street, Vancouver, B.C., Canada, V7Y 1G5. IKONA is commercializing and further developing a patented gear technology that utilizes a newly-designed, patented tooth shape that enables performance characteristics that are substantially superior to existing commercially available planetary gearing systems.

Subsequent to the end of the quarter, on December 1, 2003, we entered into an agreement with Cazgeld Capital Corporation (the “Cazgeld Agreement”) to seek on a best efforts basis to raise $1.5 million of new capital for our company. Also on December 1, 2003 we entered into Agreement with Raymond Polman for his services as our Chief Financial Officer on a month to month basis.

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended November 30, 2003 and November 30, 2002 should be read in conjunction with our most recent IKONA audited annual financial statements, as of August 31, 2003, filed under 8-K on December 12, 2003, the unaudited interim financial statements forming part of this quarterly report, and, in each case, the notes thereto.

Cash Requirements

We presently have very little capital resources. The Company has received short term capital resources from a private placement of $157,000 completed in October 2003, and from short-term advances from our shareholders. We have low cash requirements for operations, less than $75,000 per month, however, our objective of generating revenues and positive cash flow will be delayed until management can raise sufficient capital resources for our operating plan. We have an agreement with Cazgeld Capital Corporation to attempt on a best efforts basis to raise $1.5 million of new capital prior to March 31, 2004, for our company. However, there can be no assurances that additional financing will be completed.

The Company has a working capital deficiency of $70,649 as of November 30, 2003. We have increased our efforts through the Cazgeld Agreement and through our existing shareholders to locate new funding to eliminate the working capital deficiency and fund our operating plan.

Over the twelve-month period ending November 30, 2004, we anticipate that we will need to raise between $1.5 million to $5 million of additional funds to meet our existing and projected operating requirements. Management believes any short-term funds raised would be raised through the sale of our equity securities and/or debt financing. Over the past three months the company has been financed with short-term borrowings from our existing shareholders and from a private placement that we closed in October 2003. We believe that our existing shareholders will continue to provide short-term funding until we secure the new financings we need for our projected operating requirements. There are however no arrangements or commitments between the Company and our shareholders with respect to additional funding and there can be no assurances our shareholders will provide additional funding to the Company on acceptable terms, if at all.

Revenues from operations

We have, through our agreement with Magna Advanced Technologies (“MAT”), been receiving regular monthly receipts from MAT amounting to CDN$ 15,000 ($10,500) from May 2003 to present day. The agreement with MAT requires that these payments be continued until April 30, 2004 at which time MAT has an option to enter into a royalty agreement (“Phase 2”), subject to MAT exercising its option to proceed with Phase 2, and providing us with a one-time fee of $CDN 1 million. There can however be no assurances that MAT will exercise its option to proceed with Phase 2 under our agreement with them.

Business Development and Travel Expenses

We have increased our business development expenses from zero in 2002 to $45,832 in the three months ended November 30, 2003. The increase in expenses is related to servicing the MAT relationship and with attempting to establish new relationships for diverse applications of our gearing technology. We have also incurred additional expenses over the prior year associated with branding, logo development, brochure development and associated marketing communications expenses. Travel expenses are associated with field engineer trips to MAT in Aurora, Ontario, Canada, as well as fund raising travel to Toronto, Canada. We expect these levels of expenses to continue and to increase as we continue to service our existing relationships and develop new ones.

Corporate Finance and Professional Fees

Corporate finance fees consist of fees associated with the provision of CFO services to our company. Professional fees consist of legal and audit fees with respect to getting our company merged with Ikona International (previously Oban Mining, Inc.). We expect that these fees will increase as additional services will become necessary in raising new financings and associated public market filings.

Product Research and Development

We are currently conducting research and development through our Canadian subsidiary Ikona Gear Corp. Our activities consist of providing engineering design advice to MAT to jointly test prototypes being developed within a gearing laboratory at MAT’s premises. We are also conducting preliminary research and development activities with two other parties for an industrial gearing application in a wood plant, and in the medical devices market. These activities consist of developing prototypes and testing the prototypes with various materials, various weight and torque loads, and monitoring the performance of our prototypes over time.

Over the next twelve months we will be focusing our efforts on entering into joint development agreements and royalty payments associated with commercializing applications which will be tested in our lab and in the labs of our joint development partners. We anticipate that we will expend $520,000 on research and development over the twelve months ending November 30, 2004.

Purchase of Significant Equipment

The company has invested less than $5,000 in capital equipment over the past three months. We do not intend to make any significant equipment purchases over the twelve months ending November 30, 2004.

Employees

We currently have 3 employees and 5 consulting contractors. Currently there are no plans to retain additional contractors or hire additional employees until new capital resources are located for the Company’s operating plan. Any plans to retain additional contractors, hire additional employees, or convert existing contractors to employees during the twelve-month period ending November 30, 2004 will be dependent on future financing being raised.

Other results of operations

Coincident with closing the acquisition of IKONA in late October 2003 we received the resignation of Richard Achron as our Chief Executive Officer. Mr. Achron is remaining as a director of our company for an undetermined period of time, and his CEO and President positions have been assumed by Laith Nosh, the President & CEO of IKONA.

In November 2003 we relocated the Company’s administrative operations to a new suite in our existing office tower and we are now located at Suite 810, 609 Granville Street, in Vancouver, Canada. We also entered into a short term lease arrangement for our Port Kells, Canada R&D gear laboratory. As a result of this relocation, our operating cost for rent and associated utilities is approximately $2,600 per month ($CDN 4,510).

The Company does not consider any specific accounting policies to be critical to the economic success of the entity.

Certain risk factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties including those outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE NOT EARNED ANY SIGNIFICANT REVENUES SINCE OUR FORMATION WHICH MAKES IT DIFFICULT TO EVALUATE WHETHER WE WILL OPERATE PROFITABLY.

We are a development stage company with no current operations. Our wholly owned subsidiary Ikona Gear Corp. is primarily involved in the development of gearing products, and commercializing and further developing a patented gear technology that utilizes a newly-designed, patented tooth shape that enables performance characteristics that are substantially superior to existing commercially available planetary gearing systems. Neither Ikona Gear Corp., Ikona Gear USA, Inc. nor the Company has an historical record of significant sales and revenues nor an established business track record.

Unanticipated problems, expenses and delays are frequently encountered in attempting to develop a new business. Our ability to successfully develop, produce and sell our products and to eventually generate operating revenues will depend on our ability to, among other things:

- obtain the necessary financing to implement our business plan;

- develop a sales and marketing function either directly or through a business combination;

- successfully develop and market our patented gearing products, applications, and services; and

- successfully defend our patents to protect our technology from breaches by other gearing development companies.

Given our limited operating history, minimal sales and operating losses, there can be no assurance that we will be able to achieve any of these goals or become profitable.

WE HAVE A HISTORY OF NET LOSSES AND HAVE NOT EARNED ANY SIGNIFICANT REVENUES SINCE INCORPORATION, RAISING SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We incurred a loss for the year ended August 31, 2003 of $369,303 and a cumulative deficit of $730,743 to August 31, 2003. We have incurred a loss of $174,293 for the three months ended November 30, 2003. We have generated only $78,057 in revenues from our inception on August 16, 2001 to November 30, 2003. We have no assurances that revenues will increase and we anticipate increases in our operating costs will be necessary to sell our products and services. Consequently, we expect to incur operating losses and negative cash flow until our gearing products and/or joint development relationships can gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional non-recurring engineering service fees, or until other products or applications are developed and commercially released, and until sales of such products are made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in an explanatory paragraph to our independent auditor's opinion on the August 31, 2003 financial statements, which form part of our report on Form 8-K, filed on December 12, 2003. To the extent that such expenses are not followed in a timely manner by additional capital inflows (as described below) and ultimately by increased revenues, our business, results of operations, financial condition and prospects would be materially adversely affected and our ability to continue as a going concern would be significantly in doubt.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

We have incurred a cumulative net loss for the period from August 16, 2001 (incorporation date of Ikona Gear USA,

Inc.) to November 30, 2003 of $905,036. As a result of these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the availability of capital from outside sources unless and until we achieve profitability. We have no arrangements or commitments for additional capital and there can be no assurance that capital will be available on acceptable terms, if at all.

Item 3 – Controls and Procedures

Based on his most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within the Company as a means of internal control. As a result the Company is presently relying on over-riding management reviews, and assistance from its board of directors in providing short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the Company.

PART II - OTHER INFORMATION

Item 2. Changes in Securities.

On October 12, 2003, we issued 314,000 unregistered shares of common stock at $0.50 per share under Regulation S under the Securities Act of 1933, as amended (the “Securities Act”) to Mandalay Investments Inc. of 2nd floor, North Wing, Hibiscus Square, Pond Street, Grand Turk, Turks and Caicos Islands, B.W.I., during the quarter ended November 30, 2003 for a cash amount of amount $157,000 ($155,000 after $2,000 finder’s fee) held by one investor, Mandalay Investments Inc. The transaction was completed pursuant to Regulation S as promulgated under the Securities Act of 1933. The investment from Mandalay Investments Inc is solely for investment purposes only.

Effective October 27 and 30, 2003, we issued an aggregate of 15,041,633 shares of common stock to the shareholders of Ikona Gear USA, Inc., solely in exchange for 100% of the issued and outstanding shares of common stock of Ikona USA. The transactions was undertaken without registration under the Securities Act in reliance upon the exemption contained in Regulation S thereunder. The shares were issued subject to restrictions on transfer contained in Regulation S.

On closing the acquisition of IKONA, Richard Achron, Oban’s sole director and senior officer, surrendered 14,500,000 shares of common stock to our treasury for cancellation.

Item 5. Other Information.

On November 7, 2003, the Company accepted Mr. Raymond Polman, CA, to the Board of Directors as its sixth director, joining Mssrs. Nosh, Brynelsen, Freeke, Achron, and Anderson.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

Current report dated October 29, 2003 announcing the consummation of the Agreement and Plan of Reorganization and the acquisition of Ikona Gear International, Inc. (now Ikona Gear USA, Inc.) (“Ikona USA”)

Current report dated October 31, 2003 announcing the completion of 100% of the share exchange and closing of the acquisition of Ikona USA.

Current report dated November 3, 2003 announcing the change in control of Ikona Gear International, Inc. and a description of the new management and control persons effective October 27, 2003.

Current report dated November 10, 2003 announcing the change in independent public auditors effective November 5, 2003.

Current report dated December 5, 2003 announcing other events On December 1, 2003, effecting a name change from Oban Mining, Inc. for the corporation to Ikona Gear International, Inc. and the assignment of a new ticker symbol by the NASD. The Company's common stock now trading on the OTC Electronic Bulletin Board under the symbol "IKGI."

Amendment 1 to Current report dated October 29 – dated December 12, 2003 Reporting financial statements and pro forma financial information and exhibits regarding the acquisition of IKONA.

Exhibits Required by Item 601 of Regulation S-B

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation for Ikona Gear Corp.

(10)	Material Contracts

10.1	Magna Advanced Technologies Letter Agreement dated April 8, 2003

10.2	Consulting Agreement, dated November 1, 2002 between Ikona Gear International, Inc. and Laith Nosh for President & CEO services.

10.3	Consulting Agreement, dated March 1, 2003, between Ikona Gear International, Inc. and 110980 Investments Ltd. for the Executive Vice President services of Mr. Dal Brynelsen.

10.4	Consulting Agreement, dated December 1, 2003, between Ikona Gear International, Inc. and Raymond L. Polman, CA for Chief Financial Officer services.

10.5	Securities Purchase Agreement dated October 9, 2003 between Ikona Gear International, Inc. and Mandalay Investments Ltd.

10.6	Cazgeld Consulting Agreement dated December 1, 2003.

(21)	Subsidiaries

21.1	Ikona Gear Corp.

21.2	Ikona Gear USA, Inc.

(31)	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Chief Executive Officer

31.2	Chief Financial Officer

(32)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKONA GEAR INTERNATIONAL, INC.

By:	/s/ Laith Nosh	By:	/s/ Raymond L. Polman

	Laith Nosh, President & CEO		Raymond L. Polman, CA
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)
	Date: January 20, 2004		Date: January 20, 2004