Form 10QSB
period 2004-02-29
IKONA GEAR INTERNATIONAL INC
filed 2004-04-14
CIK 1130809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2004

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

23,621,232 common shares outstanding as of April 12, 2004

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

INDEX

PART I

PART II – OTHER INFORMATION

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States of America.

IKONA GEAR INTERNATIONAL, INC.
(Previously Oban Mining, Inc.)
(A Development Stage Company)

Consolidated Financial Statements

February 29, 2004

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(Previously Oban Mining, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	February 29,	August 31,
	2004	2003
	(unaudited)	(audited)

ASSETS

Current:
Cash	$393,112	$2,226
Accounts receivable, net of allowance of $nil and $nil	32,630	-
Prepaid expenses	2,424	2,000
Advances to related party (Note 6)	14,598	28,467
Deferred taxes, net of valuation allowance of $383,700 and $248,300	-	-

Total current assets	442,764	32,693

Property and equipment (Note 5)	41,638	-

Patents and trademark rights (Note 4)	190,560	198,086

Total assets	$674,962	$230,779

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$87,418	$-
Due to related parties (Note 6)	77,596	83,710

Total current liabilities	165,014	83,710

Stockholders' equity
Common stock (Note 7)
Authorized
100,000,000 shares, each with par value of $0.00001
Issued and outstanding
22,266,299 shares (August 31, 2003 – 15,041,633)	223	151
Additional paid-in capital	1,638,466	877,661
Accumulated deficit during the development stage	(1,128,741)	(730,743)

Total stockholders' equity	509,948	147,069

Total liabilities and stockholders' equity	$674,962	$230,779

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(Previously Oban Mining, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Cumulative
	Amounts
	From Inception	Three Months	Three Months	Six Months	Six Months
	(August 16, 2001)	Ended	Ended	Ended	Ended
	to	February 29,	February 28,	February 29,	February 28,
	February 29, 2004	2004	2003	2004	2003

REVENUES
Engineering services	$124,768	$46,711	$-	$80,461	$-

EXPENSES
Amortization and
depreciation	41,764	4,623	4,127	8,750	8,254
Business development	228,336	62,860	21,675	108,692	21,675
Corporate finance	107,767	16,764	9,496	28,014	26,656
General and administrative	64,767	22,797	8,766	34,507	8,792
General consulting	13,122	-	-	-	-
Investor relations (Note 8)	52,008	52,008	-	52,008	-
Listing and filing fees	3,958	3,958	-	3,958	-
Professional fees	74,283	26,232	2,155	68,783	2,155
Research and development	613,648	68,710	(33,586)	145,433	66,646
Travel and related	53,856	12,463	-	28,314	-

Total expenses	1,253,509	270,415	12,633	478,459	134,178

Net loss before income taxes	(1,128,741)	(223,704)	(12,633)	(397,998)	(134,178)
Income taxes	-	-	-	-	-

Net loss for the period	$(1,128,741)	$(223,704)	$(12,633)	$(397,998)	$(134,178)

Basic and diluted net loss
per share		$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of
common shares outstanding –
basic and diluted		21,719,369	13,887,593	22,266,299	13,858,383

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(Previously Oban Mining, Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
(Unaudited)

				Accumulated
	Common Stock			Deficit
			Additional	During the
	Number of		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at August 16, 2001 (inception)	-	$-	$-	$-	$-
Net loss for the period	-	-	-	(5)	(5)
Balance at August 31, 2001	-	-	-	(5)	(5)

Issuance of common shares on acquisition of patents
at $0.04 per share, September 2001	2,725,000	27	108,973	-	109,000
Issuance of common shares on acquisition of
trademark at $0.04 per share, September 2001	25,000	-	1,000	-	1,000
Issuance of common shares to founders at $0.00001
per share, October 2001	8,713,416	87	(17)	-	70
Issuance of common shares for cash at $0.20 per
share, November 2001	263,665	3	52,730	-	52,733
Issuance of common shares for cash at $0.20 per
share, February 2002	1,286,335	13	257,253	-	257,266
Issuance of common shares for cash at $0.20 per
share, May 2002	393,750	4	78,746	-	78,750
Net loss for the year	-	-	-	(361,435)	(361,435)
Balance at August 31, 2002	13,407,166	134	498,685	(361,440)	137,379

Issuance of common shares for cash at $0.20 per
share, November 2002	336,250	3	67,247	-	67,250
Issuance of common shares for corporate finance fees
at $0.20 per share, November 2002	85,800	1	17,159	-	17,160
Issuance of common shares for cash at $0.20 per
share, January 2003	175,000	2	34,998	-	35,000
Issuance of common shares for cash at $0.20 per
share, May 2003	175,000	2	34,998	-	35,000
Issuance of common shares for corporate finance fees
at $0.20 per share, May 2003	67,625	1	13,524	-	13,525
Issuance of common shares for cash at $0.20 per
share, July 2003	526,792	5	105,353	-	105,358
Issuance of common shares for corporate finance fees
at $0.20 per share, July 2003	7,500	-	1,500	-	1,500
Issuance of common shares for cash at $0.40 per
share, August 2003	251,250	2	100,498	-	100,500
Issuance of common shares for corporate finance fees
at $0.40 per share, August 2003	9,250	1	3,699	-	3,700
Net loss for the year	-	-	-	(369,303)	(369,303)
Balance at August 31, 2003	15,041,633	$151	$877,661	$(730,743)	$147,069

--Continued --

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(Previously Oban Mining, Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Continued)
(Unaudited)

--Continued--

Recapitalization, October 2003	6,814,000	$68	$154,932	$-	$155,000
Shares cancelled, January 2004	(500,000)	(5)	5	-	-
Issuance of common shares for cash at $0.50 per
share, January 2004	290,000	3	144,997	-	145,000
Issuance of common shares for cash at $0.75 per
share (gross proceeds $465,500, net of issuance costs
of $29,225), February 2004	620,666	6	436,269	-	436,275
Stock-based compensation expense	-	-	24,602	-	24,602
Net loss for the period	-	-	-	(397,998)	(397,998)
Balance at February 29, 2004	22,266,299	$223	$1,638,466	$(1,128,741)	$509,948

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(Previously Oban Mining, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Cumulative
	Amounts
	From Inception
	(August 16,	Six Months	Six Months
	2001) to	Ended	Ended
	February 29,	February 29,	February 28,
	2004	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,128,741)	$(397,998)	$(134,178)
Adjustments to reconcile net income to net cash used in
operating activities:
Amortization and depreciation	41,763	8,750	8,254
Investor relations fees paid by issuance of stock options	24,602	24,602	-
Consulting fees
paid by common stock	35,885	-	17,160
Change in operating assets and liabilities:
Accounts receivable	(32,630)	(32,630)	-
Prepaid expenses	(2,424)	(424)	-
Advances to related party	7,756	7,755	29,117
Accounts payable	87,418	87,418	(26,279)

Cash used in operating activities	(966,371)	(302,527)	(105,926)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances received from the
Company prior to recapitalization	155,000	155,000	-
Due to related parties	(37,390)	-	-
Issuance of common stock for cash	1,284,735	581,275	102,250

Cash provided by financing activities	1,402,345	736,275	102,250

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment acquired
for cash	(42,862)	(42,862)	-

Cash used in investing activities	(42,862)	(42,862)	-
NET INCREASE (DECREASE) IN CASH	393,112	390,886	(3,676)
CASH AT BEGINNING OF PERIOD	-	2,226	3,709

CASH AT END OF PERIOD	$393,112	$393,112	$33

CASH PAID FOR:
Interest	-	-	-
Income taxes	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(Previously Oban Mining, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements February 29, 2004
(Unaudited)

Note 1 – The Company and Nature of Operations

Ikona Gear International, Inc. (previously Oban Mining, Inc.) (the “Company”) was incorporated in the State of Nevada on September 20, 2000. The Company is in business to develop and commercialize a unique, patented gearing technology. The Company is commercializing its patented technology in applications it establishes through developing joint ventures and entering into licensing agreements with strategic partners in vertical industrial markets. The Company is considered to be a development stage company as it has not generated significant revenues from operations.

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

The unaudited consolidated statements of operations, stockholders' equity and cash flows of the Company prior to October 30, 2003 are those of Ikona USA. The Company’s consolidated date of incorporation is considered to be August 16, 2001, the date of inception of Ikona USA. Following the acquisition, the Company changed its name from Oban Mining, Inc. to Ikona Gear International, Inc.

On October 31, 2003, the Company incorporated a wholly-owned subsidiary, Ikona Gear Corp. a British Columbia Corporation. These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at February 29, 2004, and for all periods presented, have been included. Interim results for the six-month period ended February 29, 2004 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

Note 2 – Going Concern

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation. However, certain conditions noted below currently exist which raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	February 29,	August 31,
	2004	2003

Accumulated deficit during the development stage	$(1,128,741)	$(730,743)
Working capital (deficiency)	$277,750	$(51,017)

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(Previously Oban Mining, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements February 29, 2004
(Unaudited)

Note 3 – Significant Accounting Policies

Stock-based compensation

Statements of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based employee compensation using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount employees are required to pay for the stock.

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and the consensus in Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”.

The following table illustrates the effect on loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Cumulative
	Amounts
	From
	Inception
	(August 16,	Six Months
	2001) to	Ended
	February 29,	February 29,
	2004	2004

Loss, as reported	$(1,128,741)	$(397,998)

Add: Total stock-based employee compensation expense included in loss, as reported determined under APB 25, net of related tax effects	-	-

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(93,590)	(93,590)

Pro-forma loss	$(1,222,331)	$(491,588)

Basic and diluted loss per share, as reported		(0.02)

Basic and diluted loss per share, pro-forma		(0.02)

There were no stock options issued prior to December 31, 2003.

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(Previously Oban Mining, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements February 29, 2004
(Unaudited)

Note 4 – Patents and Trademark Rights

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

The Acquired Technology was recorded by the Company at a cost of $231,100 and is being amortized over its remaining useful life. At February 29, 2004, the carrying value of the Acquired Technology, net of $40,540 (August 31, 2003 - $33,014) in accumulated amortization, is $190,560 (August 31, 2003 – $198,086).

Note 5 – Property and Equipment

	February 29,			August 31,
	2004			2003
		Accumulated	Net		Accumulated	Net
	Cost	Depreciation	Book Value	Cost	Depreciation	Book Value

Computers & Software	$28,968	$986	$27,982	$-	$-	$-
Furniture	11,010	39	10,971	-	-	-
R &D Equipment	1,983	199	1,784	-	-	-
Tools & Dies	901	-	901	-	-	-
	$42,862	$1,224	$41,638	$-	$-	$-

Note 6 - Related Party Transactions

In September 2001, the Company entered into an agreement with Ikona Gear (Canada) Inc. (“Ikona Canada”), a company controlled by a common director, officer and significant shareholder, whereby Ikona Canada provides certain research and development and related services to the Company. Under this agreement, the Company has advanced $14,598 (August 31, 2003 - $28,467) to Ikona Canada as an operating advance toward the payment of future invoices. The advance is short-term in nature and non-interest bearing.

Amounts due to related parties consisted of the following:
	February 29,	August 31,
	2004	2003

Diversified	15,558	21,862
Technologies	61,848	61,848
Laith Nosh, Director	190	-

	$77,596	$83,710

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(Previously Oban Mining, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements February 29, 2004
(Unaudited)

Note 6 - Related Party Transactions (Continued)

The Company entered into the following transactions with related parties:

a)	Paid or accrued business development fees of $16,536 (2003 - $0) to a company controlled by a relative of a director of the Company.
b)	Paid or accrued business development fees of $17,781 (2003 - $0) to a company controlled by a director of the Company.
c)
Paid or accrued operating expenses of $0 (2003 - $100,232) to a company controlled by a director, officer and significant shareholder of the Company. These expenses are included in research and development, business development, corporate finance, and general and administrative expenses for the period.

d)	Paid or accrued corporate finance fees of $16,762 (2003 - $0) to a company related by a director of the Company.

These transactions are in the normal course of operations and are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

Note 7 – Common Stock

In September 2001, the Company issued 2,725,000 common shares at a value of $0.04 per share for $109,000 as partial consideration on acquisition of patent rights (Note 4).

In September 2001, the Company issued 25,000 common shares at a value of $0.04 per share for $1,000 as partial consideration on acquisition of a trademark (Note 4).

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

In January 2004, the Company cancelled 500,000 common shares at a price of $0.00001 per share.

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(Previously Oban Mining, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements February 29, 2004
(Unaudited)

Note 7 – Common Stock (Continued)

In January 2004, the Company issued 290,000 common shares at a price of $0.50 per share for for cash proceeds of $145,000. In February 2004, the Company issued 620,667 units at a price of $0.75 per unit for cash proceeds of $436,275 (gross proceeds of $465,500 net of finders fees of $29,225). Each unit consists of one share of common stock and one-half of one non-transferable share purchase warrant whereby each whole warrant entitles the holder to acquire one additional share of common stock at a price of $3.00 per share for a period of one year.

Note 8 – Stock Options

On October 28, 2003, the Company adopted a stock incentive plan (the "2003 Stock Plan") to provide incentives to employees, directors and consultants. On October 28, 2003, the Company's stockholders approved the 2003 Stock Plan which provides for the issuance of up to 4,400,000 options with a maximum term of ten years. The board of directors has the exclusive power over the granting of options and their vesting provisions.

	2004
	Number of	Weighted Average
	Options	Exercise Price
Options outstanding, beginning of the year	-	-
Issued	391,000	$0.65
Exercised	-	-
Expired	-	-
Options outstanding, end of the period	391,000	$0.65
Weighted average fair value of options
granted in the year		$0.52

The fair value of options granted to a consultant recognized during the current period of $24,602 (2003 - $ nil) has been recorded as investor relations fees in the consolidated statements of operations. The Company did not issue any stock options prior to December 1, 2003.

A summary of stock options outstanding at February 29, 2004 is as follows:

	Outstanding Options			Exercisable Options
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price	Number	Life	Price	Number	Price
$0.60	341,000	6.75 years	$0.60	130,125	$0.60
$1.00	50,000	6.75 years	$1.00	50,000	$1.00

The Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	4.0%
Dividend yield rate	- %
Price volatility	106.1%
Weighted average expected life of options	7 years

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(Previously Oban Mining, Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements February 29, 2004
(Unaudited)

Note 9 - Segment Information

The Company’s operations were conducted in one reportable segment, being the development and commercialization of a unique patented gearing technology, primarily in Canada.

Note 10 – Subsequent Events

On March 29, 2004, the Company completed a private placement consisting of 1,354,933 units at a price of $0.75 per unit for proceeds of $1,016,200 (net $964,925 after issuance costs of $51,275). Each unit consists of one share of common stock and one-half of one non-transferable share purchase warrant whereby each whole warrant entitles the holder to acquire one additional share of common stock at a price of $3.00 per share for a period of one year.

The accompanying notes are an integral part of these consolidated financial statements.

Item 2. Management's Discussion and Analysis or Plan of Operations

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

Overview

IKONA is commercializing and further developing a patented gear technology that utilizes a newly-designed, patented tooth shape that enables performance characteristics that are substantially superior to existing commercially available planetary gearing systems. Since May 1, 2003, we have been engaged in a joint development agreement with Magna Advanced Technologies, exploring the viability of our technology for the global automotive parts market. We also entered into an agreement in March 2004 with Aircast Inc. to design and supply a gearing mechanism for their medical arm brace and for other braces that perform the function of human joints.

We were incorporated in the State of Nevada on September 20, 2000 as "Oban Mining, Inc.". On October 30, 2003, we acquired Ikona Gear International, Inc. ("IKONA"). As a result of the transaction, we changed our name to Ikona Gear International, Inc. and we changed the name of IKONA to Ikona Gear USA, Inc., a wholly-owned subsidiary of Ikona Gear International, Inc., (“the Company”). In connection with the name change, we were assigned a new ticker symbol by the NASD, and our common stock now trades on the OTC Electronic Bulletin Board under the symbol "IKGI."

On October 27 and October 30 of 2003, IKONA shareholders exchanged 100% of their 12,033,306 common shares for 15,041,633 common shares of Ikona Gear International which as of February 29, 2004 has 22,266,299 shares of common stock outstanding. Therefore, 68% of our current outstanding shares are held by IKONA shareholders in the form of one year restricted stock.

As of closing the IKONA acquisition, on October 30, 2003, we admitted the directors and controlling shareholders of IKONA (Laith Nosh, Dal Brynelsen, Barrie Freeke, and Simon Anderson) to our Board of Directors. On November 7, 2003, Raymond Polman joined our Board of Directors, and since then there have been no further additions to our board. On November 30, 2003 we formed an audit committee consisting of Laith Nosh and Simon Anderson, and we have deferred establishing a compensation committee. On January 22, 2004, Richard Achron, the previous President and sole director of Oban Mining, Inc. resigned as a director of the Company, and surrendered 500,000 shares of common stock.

We have formed and organized a new wholly-owned subsidiary “Ikona Gear Corp.” to carry on operations in our Vancouver, Canada head office, located at Suite 810-609 Granville Street, Vancouver, B.C., Canada, V7Y 1G5.

On December 1, 2003 we entered into an Agreement with Raymond Polman for his services as our Chief Financial Officer. Also, on December 1, 2003, we entered into an agreement with Cazgeld Capital Corporation (the “Cazgeld Agreement”) to seek on a best efforts basis to raise $1.5 million of new capital for our company, and to provide investor relations consulting services to the Company.

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended February 29, 2004 and February 28, 2003 should be read in conjunction with our most recent IKONA audited annual financial statements dated August 31, 2003, filed under 8-K on December 12, 2003, the unaudited interim financial statements forming part of this quarterly report, and, in each case, the notes thereto.

Results of Operations

Six Month Period Ended February 29, 2004 compared with Six Month Period Ended February 28, 2003 and Three Month Period Ended February 29, 2004 (“Second Quarter 2004”) compared to Three Month Period Ended February 28, 2003 (“Second Quarter 2003”)

Operating expenses (excluding amortization and depreciation) were $469,709 for the six month period ended February 29, 2004 compared with $125,924 for the six month period ended February 28, 2003. Operating expenses (excluding amortization and depreciation) were $265,792 for the second quarter 2004 compared to $8,506 for the second quarter of 2003. The significant increase in operating expenses is due to increased travel for business development and fund raising purposes, as well as an increased level of general and administrative expenses required to support the business development, travel and investor relations, and the overheads associated with operating the public company, costs which did not exist in the prior year. Also, in the second quarter of 2003 operating expenses (excluding amortization and depreciation) were significantly less due to a one time credit of $82,559 from a vendor, Ikona Gear (Canada), due a tax credit received from the Government of Canada.

Revenues from operations

Engineering revenues increased to $80,461 for the six month period ended February 29, 2004 compared to none for the six month period ended February 28, 2003. Engineering revenues increased 38% to $46,711 for the second quarter 2004 compared to none for the second quarter of 2003. The increase in revenues was due to a $10,000 non-recurring engineering fee associated with services provided to Aircast Inc. for the design of a gear mechanism for their Mayo Clinic arm brace. Other than the $10,000 in revenues from Aircast Inc. we have realized revenues consistently quarter over quarter since May 1, 2003, coming from a single source Magna Advanced Technologies (“MAT”) with whom we have a contract which provides for CDN$15,000 ($11,175) per month in engineering gear design fees beginning May 1, 2003. Prior to the MAT contract we had no revenues and therefore none were reported for the second quarter 2003.

Business Development and Travel Expenses

Business development expenses increased to $108,692 for the six month period Ended February 29, 2004 compared with $21,675 for the six month period ended February 28, 2003. We have increased our business development expenses for the second quarter of 2004 from $21,675 to $62,860 for the second quarter of 2004. This significant increase is related to three trips to Europe during the quarter to introduce the Company to potential investors, and with business travel to Aurora, Ontario and Austria to service the MAT relationship. We also experienced increased travel expenses regarding our relationship with Aircast Inc. We travelled to San Francisco for the American Association of Orthopaedic Surgeons convention where Aircast was promoting their Aircast/Mayo Clinic Arm brace (incorporating patented Ikona Gearing technology). We expect these increased levels of business development expenses to continue as we continue to service our existing joint development relationships and to develop new ones.

Investor Relations

Investor relations expenses increased to $52,008 for the six month period ended February 29, 2004 from $ nil for the six month period ended February 28, 2003. Investor relations expenses increased to $52,008 for the second quarter of 2004 from $ nil for the second quarter of 2003. The significant increase in investor relations expenses is due to costs associated with services provided by a public relations consultant to coordinate corporate awareness presentations in Europe, and with cash fees of CDN$3,000 per month ($2,235) paid to Cazgeld Capital Corporation (“Cazgeld”) plus a one-time non-cash compensation charge of $24,600 associated with 50,000 stock options granted at $1.00 per share to Cazgeld, and issued in the past three months.

Professional Fees

Professional fees increased to $68,783 for the six month period ended February 28, 2004 from $2,155 for the six month period ended February 28, 2003. Professional fees increased to $26,232 for the second quarter of 2004 from $2,155 for the second quarter of 2003. The significant increase in professional fees is due to increased audit and legal fees to get our company public listed in late October 2003, for additional audit services required for the year ended August 31, 2003, for legal services associated with the Aircast Inc. Licensing Agreement, and for quarterly reviews for the public company. We expect that these fees will continue at these levels as the company continues to experience a higher than normal level of professional services associated with raising additional capital through private placements.

Research and Development

We are currently conducting research and development through our Canadian subsidiary Ikona Gear Corp. Our activities consist of providing engineering design advice to MAT to jointly test prototypes being developed within a gearing laboratory at MAT’s Aurora, Ontario laboratory premises. We conducted development and design for Aircast Inc. in January and February 2004 related to developing a gearing mechanism for their Aircast/Mayo Clinic arm brace. We are also conducting research and development activities with an industrial gearing application for a wood plant. In addition we are continuing to model and enhance our core intellectual property through additional research and testing and associated software development. These activities consist of developing prototypes, testing the prototypes with various materials, various weight and torque loads, and monitoring the performance of our prototypes over time.

Over the next twelve months we will be focusing our efforts on entering into co-development agreements and royalty arrangements associated with commercializing industrial applications which will be tested in our lab and in the labs of our co-development partners. We anticipate that we will expend at least $600,000 on research and development over the twelve months ending February 28, 2005.

Purchase of Significant Equipment

We have invested approximately $43,000 in capital equipment over the past three months. This consisted of CAD Computing stations and associated Solidworks software, and furniture for new and existing employees. We intend to invest $50,000 into dedicated capital equipment for our Research and Development laboratory. As well, we anticipate that we will need to continue to supply CAD Computing stations (approximately $9,000 per engineer) for six new engineers as they are recruited over the approaching twelve months ending February 28, 2005.

Liquidity and Capital Resources

The Company has funded its operating requirements with capital resources received over the last quarter from private placements of $581,285 ($610,500 gross less $29,225 in issuance costs) completed in January and February 2004. We have also received further cash proceeds of $964,925 ($1,016,200 less issuance costs of $51,275) subsequent to February 29, 2004 and as at April 13, 2004. Combined these private placements total $1,626,700 (net $1,546,200 after issuance costs) and will satisfy our anticipated operating needs for the next 12 months.

We had working capital of $277,750 as of February 29, 2004. We anticipate that this working capital combined with additional funds of $964,925 raised through private placements between March 1, 2004 and March 29, 2004 will fund our operating plan for the next twelve months.

Over the twelve-month period ending February 28, 2005, we anticipate that we will not need to raise additional funds to meet our existing and projected operating requirements. However, depending on short term milestones within our operating plan and favorable capital markets, management may seek additional funds to accelerate our operating plan in the coming months. We anticipate that these funds would be raised through additional sales of our equity securities and/or debt financing.

Over the past three months we have been financed with private placements with existing shareholders and high net worth individuals from private placements that we have closed in October 2003, and January and February of 2004. There are however no arrangements or commitments between the Company and our shareholders with respect to additional funding and there can be no assurances our shareholders will provide additional funding to us on acceptable terms, if at all.

Employees

We currently have five employees and four full-time consulting contractors. We anticipate hiring six additional employees in the next twelve months to meet the Company’s operating plan. Currently there are no plans to retain additional contractors.

Other results of operations

Coincident with closing the acquisition of IKONA in late October 2003 we received the resignation of Richard Achron as our Chief Executive Officer and the replacement of Mr. Achron by Mr. Laith Nosh, the President and CEO of Ikona Gear International, Inc. Mr. Achron resigned as a director in January 2004 and returned 500,000 shares of common stock to treasury at that time.

In November 2003 we relocated the Company’s corporate and administrative operations to a new suite in our existing office tower and we are now located at Suite 810, 609 Granville Street, in Vancouver, Canada. We also entered into a short-term lease arrangement for our Port Kells, Canada R&D gear laboratory. As a result of this relocation, our operating cost for rent and associated utilities is approximately $2,600 per month ($CDN 4,510). We are presently searching for a suitable location to combine our administrative and engineering personnel and we anticipate relocating our premises to a new location in the Vancouver lower mainland area some time in the next three months.

We do not consider any specific accounting policies to be critical to the economic success of the entity.

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

Risks Related to Our Business

Our revenues and operating results may fluctuate in future periods, which could adversely affect our stock price

The results of operations for any quarter are not necessarily indicative of results to be expected in future periods. We expect our stock price to vary with our operating results and, consequently, any adverse fluctuations in our operating results could have an adverse effect on our stock price. Our operating results have in the past been, and will continue to be, subject to quarterly fluctuations as a result of a number of factors. These factors include:

  the downturn in capital spending by customers or potential customers;
  the size and timing of joint development agreements, and delays in consummating or advancing such agreements;
  changes in the budget or purchasing patterns of customers or potential customers, changes in foreign country exchange rates;
  increased competition in the gear design and industrial markets;
  the introduction and market acceptance of new industrial gear technologies;\
  changes in operating expenses and personnel, and
  changes in general economic and geo-political conditions and specific economic conditions in the gear and industrial gearing markets.

Any of the factors, some of which are discussed in more detail below, could materially and adversely impact our operations and financial results, and consequently cause our stock price to fall.

Our expenditures are tied to the raising of new funds via private placements as well as anticipated revenues, and therefore imprecise forecasts may result in poor operating results.

Revenues are difficult to forecast because the market for new industrial gear technologies is uncertain and evolving.

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

We incurred a loss for the year ended August 31, 2003 of $369,303 and a cumulative deficit of $730,743 to August 31, 2003. We have incurred a loss of $397,998 for the six months ended February 29, 2004. We have generated only $124,768 in revenues from our inception on August 16, 2001 to February 29, 2004. We have no assurances that revenues will increase and we anticipate increases in our operating costs will be necessary to sell our products and services. Consequently, we expect to incur operating losses and negative cash flow until our gearing products and/or joint development relationships can gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional non-recurring engineering service fees, or until other products or applications are developed and commercially released, and until sales of such products are made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in an explanatory paragraph to our independent auditor's opinion on the August 31, 2003 financial statements, which form part of our report on Form 8-K, filed on December 12, 2003. To the extent that such expenses are not followed in a timely manner by additional capital inflows (as described below) and ultimately by increased revenues, our business, results of operations, financial condition and prospects would be materially adversely affected and our ability to continue as a going concern would be significantly in doubt.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO ESTABLISH OUR BUSINESS.

We have incurred a cumulative net loss for the period from August 16, 2001 (incorporation date of Ikona Gear USA, Inc.) to February 29, 2004 of $1,128,741. Even though we recently raised in excess of $1.6 million from private placements in January through March 2004, if we continue these losses and negative cash flows from operations, our ability to continue operations will be dependent upon the continued availability of capital from outside sources, unless and until we achieve profitability. We have no arrangements or commitments for additional capital, and there can be no assurance that capital will be available on acceptable terms, if at all.

Item 3 – Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, our Chief Executive Officer and our Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Management has had to provide estimates of travel expenses for executives who have traveled extensively and been unable to render final approved travel expense claims, however management believes that over-riding management reviews and conservative estimates have resulted in sufficient and complete expenses being reported. We have also received assistance from our Board of Directors and our audit committee in providing short-term review procedures until such time as additional funding is provided to hire additional executives assistants to allow more timely submission of approved travel expense claims.

     Part II - OTHER INFORMATION

Item 2. Changes in Securities.

On January 27, 2003, we issued an aggregate of 290,000 unregistered shares of common stock at $0.50 per share to a total of eleven investors in offshore transaction, within the meaning of Rule 902, qualified as a non US Persons within the meaning of Rule 902 of the Securities Act of 1933, as amended (“Securities Act”). The shares, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemption set forth in Regulation S thereunder.

On February 29, 2004, we issued 620,667 unregistered units consisting of one share of common stock and one-half warrant to purchase common stock at $3.00 per share for a period of one year. These 620,667 units were subscribed to at $0.75 per unit for gross proceeds of $465,500 (net $436,275 after $29,225 in issuance costs). The securities were sold to an aggregate of 29 investors, of which 28 qualified as non US Persons within the meaning of Rule 902, who acquired the securities in offshore transactions; and one investor who qualified as an “accredited investor” within the meaning of Rule 501 of Regulation D. The securities, which were taken for investment purposes and subject to appropriate transfer restrictions and restrictive legends, were issued without registration under the Securities Act in reliance upon the exemptions set forth in Regulation S and Regulation D, respectively, thereunder.

In January 2004, Richard Achron, a director and previous CEO of the Company, resigned from the board of directors and surrendered 500,000 shares of common stock to our treasury for cancellation.

Item 5. Other Information.

On April 7, 2003, the Company’s Board of Directors consisted of Mssrs. Laith Nosh, Dal Brynelsen, Barrie Freeke, Simon Anderson and Raymond Polman. Our Audit Committee consists of Simon Anderson, CA and Laith Nosh.

Item 6. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

Current report dated January 22, 2004 announcing the resignation of Mr. Richard Achron from the board of directors, and the return of 500,000 shares of common stock to treasury.

Exhibits Required by Item 601 of Regulation S-B

(10) Material Contracts

10.1	Aircast Inc. License Agreement – dated February 25, 2004.

(31) Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32) Section 906 Certifications

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKONA GEAR INTERNATIONAL, INC.

By: /s/ Laith Nosh	By: /s/ Raymond L. Polman
Laith Nosh, President & CEO	Raymond L. Polman, CA, CFO
Date: April 13, 2004	(Principal Financial and Accounting Officer)
Date: April 13, 2004

SCHEDULE A

PATENTS AND PATENT APPLICATIONS

Jurisdiction	Patent No.
Canada	2,129,188
United States	5,505,668
Europe	0770192