Form 10QSB
period 2004-05-31
IKONA GEAR INTERNATIONAL INC
filed 2004-07-14
CIK 1130809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to__________

Commission file number 000-49664

IKONA GEAR INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0474903
(State or other jurisdiction of incorporation or	(Employer Identification No.)
organization)

Suite # 810 – 609 Granville Street
Vancouver, BC, Canada
V7Y 1G5
(Address of principal executive offices)

(604) 685-5510
(Issuer's telephone number)

_______________________________________________________
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

24,083,659 common shares outstanding as of July 14, 2004

Transitional Small Business Disclosure Format (Check one): Yes    ☐    No   ☒

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States of America.

IKONA Gear International, Inc.
(A Development Stage Company)

Consolidated Financial Statements

May 31, 2004

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Balance Sheet
(Unaudited)

May 31, 2004

ASSETS

Current:
Cash	$1,370,776
Notes receivable (Note 4)	12,625
Accounts receivable	18,257
Prepaid expenses	13,974
Advances to related party (Note 7)	12,480
Deferred taxes, net of valuation allowance of $458,400	-
Total current assets	1,428,112

Property and equipment (Note 5)	41,513

Patents and trademark rights (Note 6)	187,162

Total assets	$1,656,787

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$41,785
Due to related parties (Note 7)	19,818
Total current liabilities	61,603

Stockholders' equity
Common stock (Note 8)
Authorized
100,000,000 common shares, each with par value of $0.00001
Issued and outstanding
24,083,659 common shares	241
Additional paid-in capital	2,943,196
Accumulated deficit during the development stage	(1,348,253)

Total stockholders' equity	1,595,184

Total liabilities and stockholders' equity	$1,656,787

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Cumulative
	Amounts
	From Inception	Three Months Ended May 31,		Nine Months Ended May 31,
	(August 16,
	2001 to
	May 31, 2004)	2004	2003	2004	2003

REVENUES
Engineering services	$158,413	$33,645	$-	$114,106	$-

EXPENSES
Amortization and
depreciation	49,781	8,017	4,126	16,767	12,380
Business development	283,624	55,288	17,167	163,980	38,842
Corporate finance	130,091	22,324	18,647	50,338	45,303
General and administrative	89,191	24,424	14,674	58,931	23,466
General consulting	13,122	-	9,540	-	9,540
Investor relations (Note 9)	61,143	9,135	-	61,143	-
Listing and filing fees	10,393	6,435	-	10,393	-
Professional fees	93,407	19,124	2,971	87,907	5,126
Research and development	683,104	69,456	61,375	214,889	128,021
Travel and related	92,810	38,954	-	67,268	-

	(1,506,666)	(253,157)	(128,500)	(731,616)	(262,678)

Net loss before income taxes	(1,348,253)	(219,512)	(128,500)	(617,510)	(262,678)

Income taxes	-	-	-	-	-

Net loss for the period	$(1,348,253)	$(219,512)	$(128,500)	$(617,510)	$(262,678)

Basic and diluted net loss
per share		$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of
common shares outstanding		23,743,684	13,887,593	22,814,079	13,858,383

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficiency)
(Unaudited)

	Common Stock			Accumulated
				Deficit
			Additional	During the
	Number of		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at August 16, 2001 (inception)	-	$-	$-	$-	$-

Net loss for the period	-	-	-	(5)	(5)

Balance at August 31, 2001	-	-	-	(5)	(5)

Issuance of common shares on acquisition of patents at
$0.04 per share, September 2001	2,725,000	27	108,893	-	109,000

Issuance of common shares on acquisition of trademark at
$0.04 per share, September 2001	25,000	-	1,000	-	1,000

Issuance of common shares to founders at $0.00001 per
share, October 2001	8,713,416	87	(17)	-	70

Issuance of common shares for cash at $0.20 per share,
November 2001	263,665	3	52,730	-	52,733

Issuance of common shares for cash at $0.20 per share,
February 2002	1,286,335	13	257,253	-	257,266

Issuance of common shares for cash at $0.20 per share,
May 2002	393,750	4	78,746	-	78,750

Net loss for the year	-	-	-	(361,435)	(361,435)

Balance at August 31, 2002	13,407,166	134	498,685	(361,440)	137,379

Issuance of common shares for cash at $0.20 per share,
November 2002	336,250	3	67,247	-	67,250

Issuance of common shares for corporate finance fees at
$0.20 per share, November 2002	85,800	1	17,159	-	17,160

Issuance of common shares for cash at $0.20 per share,
January 2003	175,000	2	34,998	-	35,000

Issuance of common shares for cash at $0.20 per share,
May 2003	175,000	2	34,998	-	35,000

Issuance of common shares for corporate finance fees at
$0.20 per share, May 2003	67,625	1	13,524	-	13,525

Issuance of common shares for cash at $0.20 per share,
July 2003	526,792	5	105,353	-	105,358

Issuance of common shares for corporate finance fees at
$0.20 per share, July 2003	7,500	-	1,500	-	1,500

Issuance of common shares for cash at $0.40 per share,
August 2003	251,250	2	100,498	-	100,500

Issuance of common shares for corporate finance fees at
$0.40 per share, August 2003	9,250	1	3,699	-	3,700

Net loss for the year	-	-	-	(369,303)	(369,303)

Balance at August 31, 2003	15,041,633	$151	$877,661	$(730,743)	$147,069

--Continued --

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficiency)
(Unaudited)
--Continued--

				Accumulated
	Common Stock			Deficit
			Additional	During the
	Number of		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Recapitalization, October 2003	6,814,000	$68	$154,932	$-	$155,000

Shares cancelled, January 2004	(500,000)	(5)	5	-	-

Issuance of common shares for cash at $0.50 per share,
January 2004	290,000	3	144,997	-	145,000

Issuance of common shares for cash at $0.75 per share
(gross proceeds $465,500, net of issuance costs of
$29,225), February 2004	620,666	6	436,269	-	436,275

Issuance of common shares for cash at $0.75 per share
(gross proceeds $1,016,201, net of issuance costs of
$51,275), March 2004	1,354,933	14	964,912	-	964,926

Issuance of common shares for cash at $0.75 per share
(gross proceeds $346,822, net of issuance costs of
$7,000), April 2004	462,427	4	339,818	-	339,822

Non-cash compensation expense	-	-	24,602	-	24,602

Net loss for the period	-	-	-	(617,510)	(617,510)

Balance at May 31, 2004	24,083,659	$241	$2,943,196	$(1,348,253)	$1,595,184

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Cumulative
	Amounts
	From Inception	Nine Months Ended
	(August 16, 2001	May 31,
	to May 31,
	2004	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,348,253)	$(617,510)	$(262,678)
Adjustments to reconcile net income to net cash
used in operating activities:
Amortization and depreciation	49,781	16,767	12,380
Investor relations fees paid by stock options	24,602	24,602	-
Consulting fees paid by common stock	35,885	-	-
Change in operating assets and liabilities:
Accounts receivable	(18,257)	(18,257)	-
Prepaid expenses	(13,974)	(11,974)	-
Advances to related party	7,338	35,805	40,570
Accounts payable	41,785	41,785	-

Cash used in operating activities	(1,221,093)	(528,782)	(209,728)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances received from the
Company prior to recapitalization	155,000	155,000	-
Due to related parties	(121,100)	(83,710)	(4,118)
Issuance of common stock	2,605,325	1,873,398	221,937

Cash provided by financing activities	2,639,225	1,944,688	217,819

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment acquired	(47,356)	(47,356)	-

Cash used in investing activities	(47,356)	(47,356)	-

NET INCREASE IN CASH	1,370,776	1,368,550	8,091
CASH AT BEGINNING OF PERIOD	-	2,226	3,709

CASH AT END OF PERIOD	$1,370,776	$1,370,776	$11,800

CASH PAID FOR:
Interest	-	-	-
Income taxes	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC. (A Development Stage Company) Notes to the Consolidated Financial Statements May 31, 2004 (Unaudited)

Note 1 – The Company and Nature of Operations

Ikona Gear International, Inc. (previously Oban Mining, Inc.) (the "Company") was incorporated in the State of Nevada on September 20, 2000. The Company is in business to develop and commercialize a unique, patented gearing technology. The Company is commercializing its patented technology in applications it establishes through developing joint ventures and entering into licensing agreements with strategic partners in vertical industrial markets. The Company is considered to be a development stage company as it has not generated significant revenues from operations.

Effective October 30, 2003, the Company consummated an Agreement and Plan of Reorganization (the "Agreement") pursuant to which it acquired 100% of the issued and outstanding shares of common stock of Ikona Gear USA, Inc. (formerly Ikona Gear International, Inc.)("Ikona USA"). Under the terms of the Agreement, the shareholders of Ikona USA received, pro rata, an aggregate of 15,041,633 shares of common stock of the Company in exchange for 100% of the outstanding shares of Ikona USA. A principal shareholder of the Company surrendered for cancellation 14,500,000 shares of common stock, which resulted in the Ikona USA shareholders acquiring shares representing approximately 70% of the total issued and outstanding shares of the Company. As a result, the transaction was accounted for as a recapitalization of Ikona USA.

The unaudited consolidated statements of operations, stockholders' equity (deficiency) and cash flows of the Company prior to October 30, 2003 are those of Ikona USA. The Company's consolidated date of incorporation is considered to be August 16, 2001, the date of inception of Ikona USA. Following the acquisition, the Company changed its name from Oban Mining, Inc. to Ikona Gear International, Inc.

On October 31, 2003, the Company incorporated a wholly-owned subsidiary, Ikona Gear Corp., a British Columbia Corporation. These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at May 31, 2004, and for all periods presented, have been included. Interim results for the nine-month period ended May 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

May 31,
2004

Accumulated deficit during the development stage	$(1,348,253)
Working capital	$1,366,509

IKONA GEAR INTERNATIONAL, INC. (A Development Stage Company) Notes to the Consolidated Financial Statements May 31, 2004 (Unaudited)

Note 3 – Significant Accounting Policies

Stock-based compensation

Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based employee compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount employees are required to pay for the stock.

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and the consensus in Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

The following table illustrates the effect on loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Cumulative Amounts
	From Inception
	(August 16, 2001) to	Nine Months
	May 31, 2004	Ended May 31, 2004

Loss, as reported	$(1,348,253)	$(617,510)

Add: Total stock-based employee compensation expense included in loss, as reported determined under APB 25, net of related tax effects	-	-

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(120,563)	(120,563)

Pro-forma loss	$(1,468,816)	$(738,073)

Basic and diluted loss per share, as reported		(0.03)

Basic and diluted loss per share, pro-forma		(0.03)

There were no stock options issued prior to December 1, 2003.

IKONA GEAR INTERNATIONAL, INC. (A Development Stage Company) Notes to the Consolidated Financial Statements May 31, 2004 (Unaudited)

Note 4 – Notes Receivable

In March 2004, the Company received subscriptions from two individuals and accepted promissory notes as consideration for units issued. The promissory notes were accepted from two private individuals who are related to two officers of the Company (see Note 7f), and were secured by the stock in the Company to which the individuals subscribed. The promissory notes were due and receivable in May 2004 (see Note 11).

Note 5 – Property and Equipment

		May 31,
		2004
		Accumulated	Net
	Cost	Depreciation	Book Value
Computers and Software	$33,621	$4,802	$28,819
Furniture	10,851	581	10,270
R &D Equipment	1,983	347	1,636
Tools & Dies	901	113	788
	$47,356	$5,843	$41,513

Note 6 – Patents and Trademarkdemark Rights

In September 2001, the Company acquired patent and trademark rights (the "Acquired Technology") from Diversified Sciences Limited ("Diversified") and Ikona Technologies Inc. ("Technologies"), two companies related by virtue of a common director, officer and significant shareholder. The patent rights relate to planetary gearing technology and consist of a United States patent, a Canadian patent and a European patent applicable in France, Germany, Great Britain, Italy, and Sweden. The US patent has a term of 17 years from the issue date and expires on April 9, 2013. The Canadian patent has a term of 20 years from the filing date and expires on July 29, 2014. The remaining patents have terms of twenty years from the date of filing the European patent and expire on July 26, 2015. The trademark acquired by the Company provides for the exclusive assignment of rights, title and interest in the trademark "IKONA Gear TM".

The patent acquisition agreement with Diversified required the Company to issue 2,725,000 shares of common stock at a value of $109,000 to Diversified and pay $63,000 (Cdn$100,000) less Diversified's tax credit recoveries of $18,900 (Cdn$30,000) relating to the patents.

The trademark acquisition agreement with Technologies required the Company to issue 25,000 shares of common stock at a value of $1,000 to Technologies, pay $62,000 to Technologies and repay amounts owing of $15,000 on behalf of Technologies.

The Acquired Technology was recorded by the Company at a cost of $231,100 and is being amortized over its remaining useful life. At May 31, 2004, the carrying value of the Acquired Technology, net of $43,938 in accumulated amortization, was $187,162.

IKONA GEAR INTERNATIONAL, INC. (A Development Stage Company) Notes to the Consolidated Financial Statements May 31, 2004 (Unaudited)

Note 7 - Related Party Transactions

In September 2001, the Company entered into an agreement with Ikona Gear (Canada) Inc. ("Ikona Canada"), a company controlled by a common director, officer and significant shareholder, whereby Ikona Canada provides certain research and development and related services to the Company. Under this agreement, the Company has advanced $12,480 to Ikona Canada as an operating advance toward the payment of future invoices. The advance is short-term in nature and non-interest bearing.

Amounts due to related parties consisted of the following:

May 31,
2004
Laith Nosh, Director	$6,259
Nomadic Enterprises Corp. (a company related by a director of the Company)	7,972
110980 Investments Ltd. (a company controlled by a relative of a director of the Company)	5,587
$19,818

The Company entered into the following transactions with related parties during the nine month period ended May 31, 2004:

a)	Paid the balance of $61,848 owing to Technologies pursuant to the purchase of the "Ikona Gear" trademark (Note 5).

b)	Paid or accrued business development fees of $38,999 (2003 - $0) to a company controlled by a relative of a director of the Company.

c)	Paid or accrued business development fees of $42,216 (2003 - $0) to a company controlled by a director of the Company.

d)
Paid or accrued operating expenses of $0 (2003 - $100,232) to a company controlled by a director, officer and significant shareholder of the Company. These expenses are included in research and development, business development, corporate finance, and general and administrative expenses for the period.

e)	Paid or accrued corporate finance fees of $42,838 (2003 - $0) to a company related by a director of the Company.

f)	Issued 16,833 units at a price of $0.75 per unit for notes receivable of $12,625 from individuals related to officers of the Company.

These transactions are in the normal course of operations and are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

Note 8 – Common Stock

In September 2001, the Company issued 2,725,000 common shares at a value of $0.04 per share for $109,000 as partial consideration on acquisition of patent rights (Note 6).

In September 2001, the Company issued 25,000 common shares at a value of $0.04 per share for $1,000 as partial consideration on acquisition of a trademark (Note 6).

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

IKONA GEAR INTERNATIONAL, INC. (A Development Stage Company) Notes to the Consolidated Financial Statements May 31, 2004 (Unaudited)

Note 8 - Common Stock (Continued)

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

In January 2004, the Company issued 290,000 common shares at a price of $0.50 per share for cash proceeds of $145,000.

In February 2004, the Company issued 620,666 units at a price of $0.75 per unit for cash proceeds of $436,275 (gross proceeds of $465,500 net of finders' fees of $29,225). Each unit consists of one share of common stock and one-half of one non-transferable share purchase warrant whereby each whole warrant entitles the holder to acquire one additional share of common stock at a price of $3.00 per share for a period of one year.

In March 2004 the Company issued 1,354,933 units at a price of $0.75 per unit for cash proceeds of $964,926 (gross proceeds of $1,016,201 net of finders' fees of $51,275). Each unit consists of one share of common stock and one-half of one non-transferable share purchase warrant whereby each whole warrant entitles the holder to acquire one additional share of common stock at a price of $3.00 per share for a period of one year.

In April 2004 the Company issued 462,427 units at a price of $0.75 per unit for cash proceeds of $339,822, which includes notes receivable of $12,625 collected in June 2004 (gross proceeds of $346,822 net of finders' fees of $7,000). Each unit consists of one share of common stock and one-half of one non-transferable share purchase warrant whereby each whole warrant entitles the holder to acquire one additional share of common stock at a price of $3.00 per share for a period of one year.

IKONA GEAR INTERNATIONAL, INC. (A Development Stage Company) Notes to the Consolidated Financial Statements May 31, 2004 (Unaudited)

Note 9 – Stock Options and Warrants

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

	2004
		Weighted
	Number of	Average
	Options	Exercise Price
Options outstanding, beginning of the year	-	$-
Issued	391,000	0.65
Exercised	-	-
Expired	-	-
Options outstanding, end of the period	391,000	$0.65
Weighted average fair value of options granted in the year		$0.52

The fair value of options granted to a consultant recognized during the current period of $24,602 (2003 - $ nil ) has been recorded as investor relations fees in the consolidated statement of operations. The Company did not issue any stock options prior to December 1, 2003.

A summary of stock options outstanding at May 31, 2004 is as follows:

	Outstanding Options			Exercisable Options
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price	Number	Life	Price	Number	Price
$ 0.60	341,000	6.50 years	$ 0.60	130,125	$ 0.60
$ 1.00	50,000	6.50 years	$ 1.00	50,000	$ 1.00

The Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	4.0%
Dividend yield rate	- %
Price volatility	106.1%
Weighted average expected life of options	7 years

Warrants

			Exercise	Expiry
Issuances	Issued	Outstanding	Price	Date

February 29, 2004	310,332	310,332	$3.00	February 29, 2005

March 29, 2004	677,469	677,469	$3.00	March 29, 2005

April 30, 2004	231,215	231,215	$3.00	April 30, 2005

Total outstanding	1,219,016	1,219,016

IKONA GEAR INTERNATIONAL, INC. (A Development Stage Company) Notes to the Consolidated Financial Statements May 31, 2004 (Unaudited)

Note 10 - Segment Information

The Company's operations were conducted in one reportable segment, being the development and commercialization of a unique patented gearing technology, primarily in Canada.

Note 11 – Subsequent Events

In June 2004, the Company entered into a premises lease for a new office location for a period of 36 months commencing August 1, 2004. The premises lease commits the Company to a net annual rental expense of $36,969 (C$49,623) and additional annual operating costs estimated at $14,048 (C$18,857) for a period of three years with an option to extend the period to a further three years. The Company provided a deposit of three months of rent equalling $12,754 (C$17,120) of which two of the three months will be applied to rent in the final two months of the three year lease term.

In June 2004, notes receivable in amount of $12,625 were repaid.

Item 2. Management's Discussion and Analysis or Plan of Operations

Overview

We are commercializing our unique, patented gearing technology (the "Ikona Gearing System"). The Ikona Gearing System utilizes a unique, newly designed, patented tooth shape which enables gears to be much smaller, lighter, stronger and more energy efficient, with zero backlash, while allowing the highest single stage reduction ratio currently available on the market. In high-ratio applications the Ikona Gearing System can replace multiple stage gearing systems with a single stage reduction ratio and is thus more cost effective to manufacture.

Our business strategy is based on building partnerships based on the strength of our technology. Our business model is to develop joint ventures and licensing agreements with leading industry partners. These partnerships will allow us to develop royalty and licensing revenue streams and to participate in revenues generated from the sale of products stemming from the joint ventures.

Our goal is to capture 5% of the multi-billion dollar gear market within seven to ten years (worldwide sales are in the order of $45 billion annually). Our goal in the current operating year is to enter into licensing agreements in three distinctly different vertical markets, with distinctly different business associates, where we will prove the technological advantages of our patented gearing technology in applications that generate revenues for us.

We were incorporated in the State of Nevada on September 20, 2000 as "Oban Mining, Inc.". On October 30, 2003, we acquired Ikona Gear International, Inc. ("IKONA"). As a result of the transaction, we changed our name to Ikona Gear International, Inc. and we changed the name of IKONA to Ikona Gear USA, Inc., a wholly-owned subsidiary of Ikona Gear International, Inc., ("the Company"). In connection with the name change, we were assigned a new ticker symbol by the NASD, and our common stock now trades on the OTC Electronic Bulletin Board under the symbol "IKGI."

Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months ended May 31, 2004 and May 31, 2003 should be read in conjunction with our most recent IKONA audited annual financial statements dated August 31, 2003, filed under Form 8-K on December 12, 2003, the unaudited interim financial statements forming part of this quarterly report, and, in each case, the notes thereto.

Three Month Period Ended May 31, 2004 ("Third Quarter 2004") compared to Three Month Period Ended May 31, 2003 ("Third Quarter 2003") and Nine Month Period Ended May 31, 2004 compared with Nine Month Period Ended May 31, 2003

Operating Results

REVENUES. Revenues are generated from the provision of engineering services. In the three and nine months ended May 31, 2004, we generated revenues of $33,645 and $114,106. In the three and nine months ended May 31, 2003, we generated no revenues. Engineering services revenues in the current period relate to services provided to two customers, Magna Advanced Technologies ("MAT") and Aircast Inc. ("Aircast"). MAT has a services agreement that commits them to provide us approximately $11,175 (CDN$ 15,000) per month from May 1, 2003 to April 30, 2004 (extended on April 28, 2004 to cover May 1, 2004 to August 31, 2004). In February 2004, Aircast paid us $10,000 of gear design fees and committed to provide royalties of $2.50 per unit for each of their arm braces sold that incorporate our Ikona Gear. We have received one royalty cheque from Aircast for $270 covering a two week period in March 2004.

AMORTIZATION AND DEPRECIATION. We record amortization expense on our capitalized patents and trademark costs and depreciation on our property and equipment. In the three and nine months ended May 31, 2004, we recorded depreciation and amortization expense of $8,017 and $16,767, respectively. In the comparative periods, we recorded amortization and depreciation expense of $4,126 and $12,380 for the three and nine months ended May 31,

2003. The increase in expense reflects depreciation associated with $47,356 of purchases of depreciable equipment made in the current year, whereas there was no depreciable equipment in the comparative period

BUSINESS DEVELOPMENT. Business development expense reflects internal and external costs to market our business opportunity to existing clients and potential new clients. Business development expense includes: the salaries and benefits of our President & CEO and our Executive Vice President; and fees paid to external consultants for web design and web based marketing services. Business development expense was $55,288 and $163,980 respectively for the three and nine months ended May 31, 2004. In the comparative periods, we recorded business development expense of $17,167 and $38,842 for the three and nine months ended May 31, 2003. The increase in business development expense pertains to a significant increase in travel to service our MAT and Aircast relationships, and to establish new relationships in North America and Europe.

CORPORATE FINANCE. Business development expense reflects costs associated with fees paid to maintain the Corporate Finance function of our company. These fees are paid to our internal CFO and external consultants who oversee accounting, auditing, fund raising and regulatory reporting functions for our company. Corporate finance expense was $22,324 and $50,338 respectively for the three and nine months ended May 31, 2004. In the comparative periods, we recorded corporate finance expense of $18,647 and $45,303 for the three and nine months ended May 31, 2003. The increase in corporate finance expense pertains to increased CFO fees associated with increased duties in regulatory reporting since Ikona Gear became a public reporting entity in October 2003.

GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of clerical and administrative salaries and benefits, office rents, office supplies, telephone and telecommunications expenses, courier and other general costs not attributable directly to other Income Statement line items. Our selling, general and administrative expenses were $24,424 and $58,931 for the three and nine months ended May 31, 2004. In the comparative periods, we recorded general and administrative expenses of $14,674 and $23,466 for the three and nine months ended May 31, 2003.

INVESTOR RELATIONS. Our investor relations expense consists primarily of external consulting fees and associated communications costs to increase investors' awareness of our company. Investor relations expenses were $9,135 and $61,143 for the three and nine months ended May 31, 2004. In the comparative periods, there were no investor relations expenses for the three and nine months ended May 31, 2003. The increase in expense is associated with our company becoming publicly traded as of October 2003, and with an arbitrary amount of $24,602 of non-cash compensation attributed under the Black Scholes method to 50,000 stock options with a $1.00 exercise price issued on December 1, 2003 to one investor relations consultant whose contract was subsequently terminated as of May 31, 2004.

LISTING AND FILING FEES. Our listing and filing fees expense consists primarily of external consulting fees and associated communications costs to convert our regulatory filings into Edgar filing format. Listing and filing fees expenses were $6,435 and $10,393 for the three and nine months ended May 31, 2004. In the comparative periods, there were no listing and filing fees expenses for the three and nine months ended May 31, 2003. The increase in expense is associated with our company becoming publicly traded as of October 2003, and the absence of regulatory filing requirements in the comparative period.

PROFESSIONAL FEES. Our professional fees expense consists primarily of external consulting fees associated with our auditors and our US corporate and securities counsel. Professional fees expenses were $19,124 and $87,907 for the three and nine months ended May 31, 2004. In the comparative periods, we recorded professional fees expense of $2,971 and $5,126 for the three and nine months ended May 31, 2003. The increase in expense is associated with our company becoming publicly traded as of October 2003, and the minimal audit and legal requirements in the comparative period.

RESEARCH AND DEVELOPMENT. Research and development expense reflects internal and external costs to develop our technology including the salaries of our engineers, fees paid to external consultants, and materials and supplies consumed by our research and development department in advancing our core intellectual property. Research and development expense was $69,456 and $214,889 respectively for the three and nine months ended May 31, 2004. In the comparative periods, we recorded research and development expense of $61,375 and $128,021 for the three and nine months ended May 31, 2003. The increase in research and development expense pertains to a 100% growth in the size of our engineering team over the prior year.

TRAVEL AND RELATED. Travel and related expense all of our travel costs associated with travel for reasons of business development, research and development, and corporate finance. Included in travel are the costs of flights, trains, automotive rentals, accommodations, meals and other associated travel costs. Travel and related expense was $38,954 and $67,268 respectively for the three and nine months ended May 31, 2004. In the comparative periods, we recorded no travel and related expenses. In the comparative period virtually all costs were associated with Research and Development in the Vancouver area and no travel was undertaken. In the current year, there has been an increase in travel and related expense associated with joint development partnerships with MAT and Aircast, and with establishing new business development relationships in North America and in Europe.

Apart from the stock-based compensation expense, our selling general and administrative costs increased in aggregate due to the added professional fees, filing and reporting costs, and investor relations expense associated with our status as a public company.

OTHER DEVELOPMENTS. In meetings conducted with Magna Advanced Technologies we were advised that we had neglected to advise the U.S. Patent Office regarding all material correspondences with the European Patent Office.

We brought this advice to our Patent attorneys and asked that they conduct an independent review of the US Patent and our disclosure requirements vis-à-vis the European search report. In a response from our attorneys dated 2 July 2004, this information was confirmed. In particular that there was a patent search report provided by the European Patent Office on November 23, 1995 that indicated an existing relevant patent (GB, A, 1 101 522 issued on 31 January 1966) which could, when taken alone, affect the novel nature of the Patent we filed with the European Patent Office.

This information was not forwarded to the US Patent Office as management and its advisors believed, and subsequently succeeded in proving, that the pre-existing European patent was in fact not relevant to the Ikona Gear patent. Regardless, it is possible that through a strict interpretation of our responsibilities under US Patent law that management had a responsibility to disclose to the US Patent Office the European search report and our subsequent response and successful conclusion thereof.

We have been advised by our patent attorneys that, to protect the long term interests of our shareholders, we should file a request for reexamination of the US Patent along with the additional disclosures in an attempt to make all efforts to rectify the potential violation (under 37 CFR 1.56) . However, it is possible that that in a reexamination application that additional disclosures may not remedy the potential violation.

It is difficult to forecast the outcome of the reexamination procedure if a request for reexamination is filed, and we cannot be assured that the outcome will be favorable to our company.

Liquidity and Capital Resources

As at May 31, 2004, our total cash was $1,370,776, our working capital was $1,366,509, and our stockholders' equity was $1,595,184. Since inception, we have incurred cumulative losses of $1,348,253. We have been actively seeking new investment to further operations. In April 2004, we closed a private placement of $1,800,000 to address current operating requirements, having received these funds in February, March and April of 2004. We are actively pursuing more significant investments from a number of possible private placement sources.

Our Company is in the development stage and expects to remain in the development stage for the current operating year. We do not expect to generate significant cash flow from operations in the present year.

We have planned capital expenditures in the form of research and development equipment, computers and software, and leasehold improvements for the next 12 months amounting to $222,000. At this time, in addition to our capital requirements, we anticipate further operating costs of $1,600,000 for the next 12 months. As the combined cash requirements of $1,822,000 exceeds our currently available cash resources, we are continuing discussions with a number of potential sources of funding for the capital and operating requirements in the current operating year, although there currently exist no agreements, commitments or understandings with respect to any financing.

In the nine months ended May 31, 2004, our operations consumed $528,782. Our net loss of $617,510 was partially offset by depreciation and amortization of $16,767 and by $24,602 of non-cash stock-based compensation. Our working capital provided $47,359, for net cash used in operations of $528,782.

In the nine months ended May 31, 2004 we spent $47,356 on machinery and equipment.

In the nine months ended May 31, 2004, we generated $1,944,688 from financing activities. Of this amount, $1,873,398 was generated from the sale of equity securities, $155,000 was advanced to us by Oban Mining Inc. in advance of us acquiring their public company, and $83,710 was consumed in repaying loans associated with the purchase of our intellectual property from related parties.

In total, our cash and cash equivalents increased by $1,368,550 to $1,370,776 for the nine month period ended May 31, 2004.

At May 31, 2004, we had a cash balance of $1,370,776, and working capital of $1,366,509. Our current working capital is not sufficient to meet our business operating objectives. Our ability to satisfy projected working capital requirements is entirely dependent upon our ability to secure additional funding through public or private sales of securities, including equity securities. There is no assurance that we will be able to secure the necessary capital on terms acceptable to us or at all.

Purchase of Significant Equipment

In the nine months ended May 31, 2004 we spent $47,356 on machinery and equipment. In the past three months we spent $4,653 on two new CAD stations. We have planned capital expenditures in the form of research and development equipment ($37,250), computers, software and furnishings ($134,750), and leasehold improvements ($50,000) for the next 12 months amounting to $222,000.

Item 3. Controls and Procedures

Based on their most recent evaluation, our Chief Executive Officer and our Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective as of May 31, 2004. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management has had to provide estimates of travel expenses for an executive who has traveled extensively and been unable to render final approved travel expense claims in the past three months. Management believes that overriding management reviews and conservative estimates have resulted in sufficient and complete expenses being estimated and reported. An additional executive assistant has recently been hired to allow more timely submission of approved travel expense claims.

Part II - OTHER INFORMATION

Item 2. Changes in Securities.

On March 29, 2004, we issued an aggregate of 1,354,933 unregistered units at $0.75 per unit, consisting of one share of common stock and one-half warrant to purchase common stock at $3.00 per share for a period of one year. These 1,354,933 units were subscribed to at $0.75 per unit for gross proceeds of $1,016,200 (net $964,925 after $51,275 in issuance costs). The issuance was to a total of twenty six investors, twenty five of which qualified as non US Persons within the meaning of Rule 902, who acquired the securities in offshore transactions; and one investor who qualified as an "accredited investor" within the meaning of Rule 501 of Regulation D. The shares, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Regulation S and Regulation D, respectively, thereunder.

On April 30, 2004, we issued 462,427 unregistered units consisting of one share of common stock and one-half warrant to purchase common stock at $3.00 per share for a period of one year. These 462,427 units were subscribed to at $0.75 per unit for gross proceeds of $346,821 (net $339,821 after $7,000 in issuance costs). The securities were issued to an aggregate of 10 investors, all of which qualified as non US Persons within the meaning of Rule 902, who acquired the securities in offshore transactions. The securities, which were taken for investment purposes and subject to appropriate transfer restrictions and restrictive legends, were issued without registration under the Securities Act in reliance upon the exemptions set forth in Regulation S and Regulation D, respectively, thereunder.

Item 6. Exhibits and Reports on Form 8-k

(a)

Exhibit No.	Description

3.2	Bylaws, as amended
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32	Certification pursuant to 18 USC Section 1350

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKONA GEAR INTERNATIONAL, INC.

By:	/s/ Laith Nosh	By:	/s/ Raymond L. Polman
	Laith Nosh, President & CEO		Raymond L. Polman, CA, CFO
	Date: July 14, 2004		(Principal Financial and Accounting Officer)
Date: July 14, 2004