Form 10KSB
period 2004-08-31
IKONA GEAR INTERNATIONAL INC
filed 2004-11-26
CIK 1130809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-49664

IKONA GEAR INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Nevada	88-0474903
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1850 Hartley Avenue, Unit #1
Coquitlam, British Columbia
Canada, V3K 7A1
(Address of principal executive offices)

604-523-5500
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.00001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for its most recent fiscal year were: $157,782 The aggregate market value of common equity of the registrant held by non-affiliates computed by reference to the last sales price at which the common stock was sold on November 22, 2004 was $11,092,836.

As of November 22, 2004, there were 24,090,325 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Caution Regarding Forward Looking Information

          This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expect," "anticipate," "intend," "believe," or similar language. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements.

          References in this Report to "Ikona," the "Company," "we," "our," and "us" refer to Ikona Gear International, Inc., a Nevada corporation.

PART I

Item 1.     Description of Business

General

          Ikona Gear International, Inc. ("Ikona" or our "Company") engaged in the development and plans to commercialize its proprietary, patented gear technology (the "Ikona Gearing System"). The Ikona Gearing System utilizes a unique, newly designed, patented tooth shape which enables gears to be much, smaller, lighter, stronger and more energy efficient while achieving a higher single stage reduction ratio and a lower backlash than any other gear currently available on the market. In high-ratio applications the Ikona Gearing System can replace multiple stage gearing systems with a single stage reduction ratio and is thus can be more cost effective to manufacture. Ikona has received patents for the gear tooth form in the United States, Canada, Germany, France, Italy, Great Britain and Sweden.

          Our business strategy is based on building strategic alliances and collaborating to further develop our technology. Our business model is to develop licensing agreements and associated royalties attached to the sale of products, where our gear design is licensed for a per unit fee from our clients. Our goal in the current operating year is to enter into licensing agreements in three different vertical markets with different business partners, where we will prove the virtues of our patented gearing technology in applications that generate revenues for us.

          Because of the engineering design of the Ikona Gearing System, our marketing plans emphasize the technical advantages of the Ikona Gearing System by jointly developing vertical, industry-specific applications which focus on the unique high torque and low weight attributes of the Ikona Gearing System, including but not limited to: alternative energy sources such as windmills; robotics and high precision machinery; high torque industrial machinery; and aircraft and military equipment.

          We seek to enhance shareholder value and maximize income from our patented technology by licensing product to industrial original equipment manufacturers and Tier 1 suppliers for high volume gearing applications, and by supplying and/or licensing the Ikona Gearing System to industry manufacturing specialists and other strategic partners and suppliers. The Company will also seek to develop further intellectual property and generate royalty income directly and through additional joint-development partnerships.

HISTORY OF THE IKONA GEAR SYSTEM

          The Ikona gear design was originally developed by Ukrainian scientists working in the former USSR for the purpose of reducing the weight of an attack helicopter known as the MIL MI-28 Havoc, a long-range Russian military helicopter. In September 1993, Laith Nosh, our President and founder traveled to Dnepropetrovsk, Ukraine on a trade mission to acquire technology developed by the former military of the USSR. There, Mr. Nosh met with Boris A.Koriakov-Savoysky, Igor V. Aleksahin, and Ivan P. Vlasov, the inventors of the new gear design technology. During 1993, Mr. Nosh collaborated with the Ukrainian inventors and in mid-1994 acquired the rights to the technology from its inventors.

          In October 1994, Mr. Nosh introduced the gear technology to Dr. J. R. Colbourne, a Ph.D. in mechanical engineering, gear industry specialist, and professor emeritus at the University of Alberta in Edmonton, Canada. Dr. Colbourne did technical due diligence on the gear design, enhanced the technology, and then assisted Mr. Nosh with preparing and filing patents for the technology in the USA, Canada and Europe. The patents were filed in August 1994 and issued in the US as patent 5,505,668 in April 1996. The patent was issued in Europe as patent 0770192 in November 1998, and in Canada in September 1999, as patent 2,129,188.

          Dr. Colbourne then assisted Mr. Nosh with recruiting gear specialists in 2001, and Ikona Gear International, Inc. was incorporated in August 2001 to carry on the business in the US and Canada. The US patents were originally filed by Ikona Gears Limited, Nicosia, Cyprus (a prior owner of the technology rights), and were transferred by Mr. Nosh to Diversified Sciences Limited (an Alberta corporation) in 1997. Diversified Sciences

Limited completed the patents for Europe and Canada, and subsequently transferred the patents to Ikona Gear International, Inc. in August 2001, just after the company was incorporated.

HISTORY OF OUR COMPANY

          Ikona Gear International, Inc. (previously Oban Mining, Inc.) (the "Company") was incorporated in the State of Nevada on September 20, 2000. From our incorporation until October 2003, we pursued our business as a mineral resource exploration company from Vancouver, Canada, which was ultimately unsuccessful and abandoned.

          Effective October 30, 2003, we consummated an Agreement and Plan of Reorganization (the "Agreement") pursuant to which we acquired 100% of the issued and outstanding shares of common stock of Ikona Gear USA, Inc. (formerly Ikona Gear International, Inc.)("Ikona USA"). Under the terms of the Agreement, the shareholders of Ikona USA received, pro rata, an aggregate of 15,041,633 shares of common stock of the Company in exchange for 100% of the outstanding shares of Ikona USA. A principal shareholder of the Company surrendered for cancellation 14,500,000 shares of common stock, which resulted in the Ikona USA shareholders acquiring shares representing approximately 70% of the total issued and outstanding shares of the Company. As a result, the transaction was accounted for as a recapitalization of Ikona USA.

          The audited consolidated statements of operations, stockholders' equity (deficiency) and cash flows of the Company prior to October 30, 2003 are those of Ikona USA. The Company's consolidated date of incorporation is considered to be August 16, 2001, the date of inception of Ikona USA. Following the acquisition, we changed our name from Oban Mining, Inc. to Ikona Gear International, Inc. On October 31, 2003, we incorporated a wholly-owned subsidiary, Ikona Gear Corp., a British Columbia Corporation.

          We are now focusing on commercializing and further developing Ikona's unique, patented gear technology, the Ikona Gearing System. Today, our Company comprises a series of corporations organized in a multi-tiered arrangement depicted in the following schematic:

The functions and relationships of these entities to one another can be summarized as follows:

          Ikona Gear International, Inc. ("IKGI") is a corporation incorporated in Nevada and publicly-traded on the OTC market under the ticker symbol IKGI. We are also listed and trading in the Regulated Unofficial Market on the Frankfurt Stock Exchange under the ticker symbol IG2. We are also listed and trading on the Berlin Stock Exchange under the ticker symbol A0BLY1.

          IKGI, is based in Vancouver, British Columbia, and is primarily involved in capital formation, investor relations and head office and executive office administration. We have two wholly-owned subsidiaries:

  Ikona Gear USA, Inc., incorporated in Nevada, is a non-operating entity holding all intellectual property owned by the Ikona group of companies and was formed on August 16, 2001.

  Ikona Gear Corp., incorporated in British Columbia, Canada, was formed October 31, 2003. This company is currently carrying out the operations of the Ikona group of companies.

ABOUT GEARING TECHNOLOGIES AND THE IKONA GEARING SYSTEM

A gear is a toothed wheel, which is usually round. The purpose of gearing is to transmit motion from one shaft to another. This motion transfer may or may not be uniform and may be accompanied by change in direction, speed and shaft torque (rotational force). A gear reducer is used to reduce and convert the higher turning speed of a motor into power or torque for such diverse items as winches and helicopters. Conversely, a gear speed increaser (speed multiplier) converts a higher torque and lower rotational speed into a higher-speed turning shaft that can be used to turn a power generator for the production of electricity such as in windmills.

In general, gears may be divided into several broad classifications based on the arrangement of the axes and of the gear pair. Examples of these classifications include worm, bevel, helical, parallel shaft, spur and planetary. Planetary gears are generally the most energy efficient class of gears and account for approximately 35% of all gearing applications (management’s estimates). The Ikona Gearing System can be broadly classified as a planetary gearing system.

The essence of any gear is its tooth form. Gear teeth are classified as being either involute or non-involute. An involute tooth has a specific geometrical curve. The contacting gear teeth on two separate gear system components (i.e. the internal and external gears) are identical in shape. An involute tooth is constructed such that constant angular velocity (rotation rate) is maintained throughout gear contact. This constant angular velocity is what is known as conjugate action and is a necessary feature for many applications. A non-involute tooth is any tooth form that does not have the specific geometry of an involute tooth form.

There are many forms of non-involute teeth. With the Ikona non-involute tooth form - the contacting gear teeth on two separate components of the gear system are complementary in shape to one another. The pinion teeth have convex profiles, while those of the internal gear are concave, making for favourable gear tooth contact conditions.

The Ikona Gearing System improves significantly upon the shortcomings of the planetary gear (i.e. gear backlash and low ratios of contact between gear teeth), and as a result, the Ikona Gearing System has technical advantages over other types of gear systems presently being used (e.g. worm gears). The Ikona gearing system has generally a higher contact ratio than conventional planetary gears. In addition, the contact ratio increases as the gearing reduction ratio increases. As a result, in high torque applications (with a high gearing reduction ratio) the Ikona gear can maintain several times more teeth in contact than a conventional planetary gear. As a result it is possible to reduce the overall size of the gear and maintain the same strength and reliability of a gear system several times the size of a comparable Ikona Gearing system.

The Ikona Gearing System can result in significant weight reductions in applications where high torque and high gearing reduction ratios are required, for example, in aviation where fuel consumption is directly reduced by weight savings.

ADVANTAGES OF THE IKONA GEARING SYSTEM

The Ikona Gearing System is superior to conventional gearing systems for the following reasons:

  High tooth contact ratio - in gearing, contact ratio can be thought of as the average number of teeth pairs in contact at any one time. Traditional involute gears may have only 1.77 pairs of teeth in contact at a time. In the Ikona Gearing System, up to 40 or more pairs of teeth can be in contact. With more mating teeth, the Ikona Gearing System is stiffer and stronger than its counterparts. With the inherent strength of the Ikona Gearing System, it is also possible to make gearing systems smaller and lighter. These particular benefits are important for the robotics, automotive and aerospace industries.

  Low noise level - the Ikona Gearing System is designed to operate with a noise level lower than most gear systems due to the unique meshing features of its teeth and the rolling motion inherent in the gear system design. Low noise levels are important in the aviation and robotics industries.

  High single stage reduction ratio - reduction ratio is a measurement of the ability of a gear to convert speed from the input, high-speed shaft into power at the output, slow-speed shaft. A single gear stage is comprised of one input shaft and one output shaft. In multi-stage gear systems, the output shaft of one gear system will be the input shaft of the gear system that follows. When a high reduction ratio is required, such as for winches and cranes, which convert enormous torque (i.e. more than 30:1 gear reduction ratios), most gear systems must be designed as multi-stage systems to achieve the high torque required for that application. Every stage added to the system equates to an increase in cost and a decrease in gearbox efficiency (i.e. more friction, bearings and weight in a larger gearbox). The Ikona Gearing System is capable of a single stage reduction ratio of up to 5,000:1, which means higher efficiency and lower cost. This feature is ideal for winches and cranes since they typically require significant amounts of power or torque and therefore a high reduction ratio to lift or pull heavy objects.

  Cost effectiveness - devices that have more components or high part counts are inherently more expensive due to production and maintenance costs. They also waste a significant amount of energy because of the added number of moving pieces. While doing the work of competitors' multi-stage gear systems in a single stage, the Ikona Gearing system is more cost effective because of its reduced part count.

  Conjugate system - the Ikona Gearing System is conjugate, meaning that it operates at a constant speed. Conjugate action equates to repeatability, which is an essential characteristic of precise machinery and positioning devices. In applications such as robotics, this feature is a necessity.

  Zero backlash - backlash can be thought of as the movement of one gear while the mating gear is held stationary. This freedom of movement implies imprecision (e.g. putting a car's transmission into park still allows the vehicle to roll a few inches before reaching a complete stop). With present involute technology, zero backlash is only realized using a gear reducer with very tight tolerances. These tight tolerances are expensive and the result is still not absolutely zero backlash. With the Ikona Gearing System, zero backlash is theoretically inherent in the design of the tooth form. Absolutely zero backlash is not practical as it impedes the assembly process of a gearing system. The Ikona Gear has the lowest backlash presently available in current gear design and manufacture. Robotics is an ideal application for the Ikona Gearing System due to the necessity of extreme precision.

Intellectual Property, Patents and Licenses

Our technology includes a number of proprietary and patented technologies. We hold patents issued from the United States (5,505,668), Canada (2,129,188), Europe (including France, Great Britain, Germany, Italy and Sweden) (0770192). All intellectual property, including original patents for the Ikona Gearing System, provisional patent applications, design specifications, trade secrets, improvements to the technologies, software, contractual provisions with third parties, were assigned to us according to an acquisition agreement dated August 31, 2001, between Diversified Sciences Limited and Ikona Gear International, Inc. (now Ikona Gear USA, Inc.). We have subsequently ensured that all patents have been duly re-assigned under the name of Ikona Gear USA, Inc.

Although we intend to continue to protect the technology and any improvements to the technology with additional patent applications, no assurance can be given that any patent will be issued or that the scope of any patent protection will exclude competitors or that any patent, if issued, will be held valid if subsequently challenged.

In meetings in March 2004, conducted with Magna Advanced Technologies, we were advised that we had neglected to advise the U.S. Patent Office regarding all material correspondences with the European Patent Office during the application period for the US Patent.

We brought this comment to our patent attorneys and asked that they conduct an independent review of the US Patent and our disclosure requirements vis-à-vis the European search report. In a response from our attorneys dated 2 July 2004, this information was confirmed. In particular, that we had received a patent search report from the European Patent Office on November 23, 1995, that indicated an existing relevant patent (GB, A, 1 101 522 issued on 31 January 1966) which could be interpreted as similar to the Patent we filed with the European Patent Office. As we subsequently convinced the European Patent Office with reasoning as to why our patent was unique and dissimilar to the pre-existing patent GB, A, 1 101 522, we neglected to bring this correspondence to the attention of the US Patent Office.

Regardless of the fact that the correspondence occurred and did not impair our ability to file a European Patent Convention Treaty, it is possible that through a strict interpretation of our responsibilities under US Patent law that management had a responsibility to disclose to the US Patent Office the European search report and its findings, and our subsequent response and our successful conclusion in achieving a European Patent Convention Treaty.

We are currently evaluating the proper course to follow under these circumstances, which could include the filing of a request for reexamination of the US Patent, along with the additional disclosures, in an attempt to make all efforts to rectify any possibility that there has occurred an inadvertent failure to comply with our obligations under US patent law. However, it is possible that in a reexamination application that additional disclosures may not remedy the potential violation. We are seeking a second opinion prior to determining whether a response is required.

It is difficult to forecast the outcome of a reexamination procedure if we requested a reexamination to be filed, and therefore we cannot be assured that the outcome would be favorable to our company.

Jurisdiction/	Patent/Appln No.			Assigned
Title		Issue Date	Applicant	To	Expiry Date
USA/	5,505,688	April 9, 1996	Ikona Gears Limited	Ikona Gear	November 11,
Gear system			(Nicosia, CY)	USA, Inc.	2015
Canada/	2,129,188	Sept. 7, 1999	Ikona Gears Limited	Ikona Gear	July 29, 2014
Gear system			& Ikona Inc.	USA, Inc.
Europe/	0770192	November 11,	Ikona Gears Limited	Ikona Gear	July 26, 2015
Gear system		1998	& Ikona Inc.	USA, Inc.

We also intend to rely on a combination of trade secrets, license agreements, non-disclosure and other contractual provisions, and technical measures to establish and protect the proprietary aspects of the Ikona Gearing System. All of our current employees, consultants and advisers have signed non-disclosure agreements. We believe that our intellectual property rights are appropriately protected having regard for the technical complexity of the systems, and the expertise required to design and manufacture gearing systems that are unique to their applications.

Other Intellectual Property

Our Company has registered the domain name www.ikonagear.com.

Limitations of Intellectual Property Protection

The Ikona trademark and domain name play an important role in expanding the awareness of our technology on the Internet and in developing partnerships between those who use the Internet to retrieve information and many providers of products and services available on the Internet. We have applied for Canadian registration of the "Ikona" trademarks and we have registered our domain name in an effort to protect them, our efforts may be inadequate to prevent others from claiming violations of our marks and may be inadequate to protect our use of those names as unique. In addition, trademark protection and the uncertainty surrounding the legal protections of domain names may be unenforceable or limited in other countries, and the global nature of the Internet makes it impossible to control the ultimate destination of our Company's communications. The regulation of web addresses in the United States and in foreign countries is subject to change. As a result, we may not be able to maintain our domain name in the future. Furthermore, the relationship between regulations governing such domain names and the laws protecting trademarks is unsettled.

Competition

          Ikona's Gearing system is based on a design similar to the cycloidal drive system, originally developed in Japan and now manufactured by a number of large Japanese companies. We have identified the following five competing companies as those with technology most comparable to the Ikona Gearing System. We believe the Ikona Gearing System is technologically superior to technologies marketed by these companies. However, as these companies have the legacy of lengthy historical operations and well established reputations, it is our challenge to continue to establish Ikona Gear as a company and to prove the importance of the superior technological characteristics of the Ikona Gearing system, including low weight, high strength, near-zero backlash and reduced friction and wear.

          Sumitomo Heavy Industries ("Sumitomo") - Operating since 1888, Sumitomo serves the steel, heavy machinery, ship, bridge manufacturing, automotive, chemical, construction, materials handling, medical, timber, and utility industries. Sumitomo has more than 30 major subsidiaries and affiliates operating in Japan and other Asian countries in addition to the US and Europe. Sumitomo is part of Japan's Sumitomo Group and, while it has a global customer base, Japan and North America account for about 90% of sales. Its mass-produced industry segment (which includes the manufacturing of gears) generated ¥140 billion ($1.1 billion) in 2000.

          Sumitomo gear manufacturing, with an approximately 9% share of the global gearing market (management’s estimates), may be considered one of Ikona's largest competitors. Its main gear product uses a cycloidal drive system similar to the IKONA Gearing System; however, Sumitomo's technology uses a wave plate and pins (a non-conjugate gear system) as opposed to meshed teeth. As a result, its product performance is inferior when compared to Ikona's system.

          SEW-Eurodrive - has focused on the following five technologies: gear reducers, adjustable speed drives, electric motors, brakes, and electronic controls. SEW-Eurodrive has grown during the past 65 years in drive technology, with more than 38,000 employees in 142 countries and sales in excess of DM1.9 billion ($880 million).

          Flender USA ("Flender") - has over 9,500 employees located in 15 manufacturing operations with over 70 sales offices worldwide. Each product line and facility is supported by ongoing research, development, the latest in manufacturing techniques, and a rapid transfer of today's technologies to Flender operations throughout the world. Flender offers gear reducer packages with helical or bevel gearing with smooth action and low noise and a maximum reduction ratio of 450:1.

          Harmonic Drive Technologies - is a leading manufacturer of precision gearing systems, gearboxes, servo actuators and custom assemblies based on the unique principle of harmonic drive. It is also an importer of heavy-duty precision gear and servo actuator systems based on the cycloidal gear system.

          Fairfield Manufacturing Company, Inc. - a manufacturer of custom gears, gear sets and transmission assemblies. Services also include design engineering, heat treating, and testing. Fairfield has over 1,300 employees with a 600,000 square foot manufacturing space.

Research and Development

          We charge research and development expenditures to operations as expended. In the three years ended August 31, 2002, 2003, and 2004, our expenditures on research and development were $229,881, $218,600 and $216,329, respectively.

Employees and Consultants

          We have nine full-time employees, and one part-time employee

Item 2.     Description of Property

          We occupy our offices under a three-year operating lease requiring monthly rent of $4,875, expiring on August 31, 2007. The lease for our new premises, consisting of executive offices and research and development area, at 1850 Hartley Avenue, Unit#1, Coquitlam, BC, Canada, commenced on August 1, 2004. The facilities are adequate for the foreseeable future.

Item 3.     Legal Proceedings

          At the date of this report, there are no pending legal proceedings in which the Company is a party and we are not aware of any threatened legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the three months ended August 31, 2004.

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

          Since December 5, 2003, our common stock has traded on the Over-the-Counter Market and is quoted on the OTC Electronic Bulletin Board under the symbol "IKGI." From September 20, 2000, to December 5, 2003, our stock traded on the Over-the-counter market as "OBAN". To date the Over-the-Counter Market has been the principal trading market for our shares. We are also listed on the Berlin and Frankfurt stock exchanges, although our trading has been random and sporadic.

          The following table sets forth the high and low prices for our common stock on the over-the-counter market and quoted on the Bulletin Board for each quarter since August 2001. The prices presented below are bid and ask prices which represented price between broker-dealers and do not include retail markups and markdowns or any commission to the broker. The prices do not necessarily reflect actual transactions.

	Common Stock
Quarter Ended	Low	High
August 31, 2001	n/a	n/a
November 30, 2001	n/a	n/a
February 28, 2002	n/a	n/a
May 31, 2002	n/a	n/a
August 31, 2002	0.05	0.05
November 30, 2002	0.01	0.05
February 28, 2003	0.01	0.01
May 31, 2003	0.01	0.25
August 31, 2003	0.01	0.01
November 30, 2003	0.01	0.60
February 29, 2004	0.60	3.25
May 31, 2004	1.10	2.10
August 31, 2004	0.80	1.50

Holders

          As of November 22, 2004, we had approximately 149 shareholders of record. This does not include shareholders who held stock in accounts at broker/dealers.

Dividends

          We have not declared or paid cash dividends on our common stock in the preceding two fiscal years. We currently intend to retain all future earnings, if any, to fund the operation of our business, and, therefore, do not at this time anticipate paying dividends in the foreseeable future. Future cash dividends, if any, will be determined by our Board of Directors, based upon such factors as our historical and projected earnings, our working capital surplus and anticipated demands for capital expenditures.

Recent Sales of Unregistered Securities.

1.          In October 2003, we completed a private placement of 314,000 shares of common stock at $0.50 per share for total proceeds of $157,000. The issuance was to a total of one investor who qualified as a non-US Person within the meaning of Rule 902 and who acquired the securities in offshore transactions. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Regulation S thereunder.

2.          In October 2003, we completed the acquisition of Ikona Gear International, Inc. ("Ikona"). As consideration for all of the common shares of Ikona, we issued 15,041,633 common shares to the stockholders of Ikona. The issuance was to a total of 59 investors, all of whom qualified as non-US Persons within the meaning of Rule 902 and who acquired the securities in offshore transactions. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Regulation S thereunder.

3.          In January 2004, we completed a private placement consisting of 290,000 shares of common stock at a price of $0.50 per share for gross proceeds of $145,000. The issuance was to a total of 11 investors, all of whom qualified as non-US Persons within the meaning of Rule 902 and who acquired the securities in offshore transactions. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Regulation S thereunder.

4.          From February to April 2004, we completed a private placement consisting of 2,384,026 units at a price of $0.75 per unit for gross proceeds of $1,788,020 Each unit consisted of one share of common stock and one-half of one non-transferable share purchase warrant whereby each whole warrant entitles the holder to acquire one additional share of common stock at a price of $3.00 per share for a period of one year. The issuance was to a total of 63 investors, all of which qualified as non-US Persons within the meaning of Rule 902, who acquired the securities in offshore transactions. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Regulation S thereunder.

5.          From February to April 2004, we sold an aggregate of 54,000 units at a price of $0.75 per unit for gross proceeds of $40,500. Each unit consisted of one share of common stock and one-half warrant, each whole warrant exercisable to purchase one share of common stock at a price of $3.00 per share. The units were sold to two persons who qualified as "accredited investors" within the meaning of Rule 502(a) of Regulation D. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act and Regulation D thereunder.

6.          In July 2004, we sold an aggregate of 6,666 units at a price of $0.75 per unit for gross proceeds of $5,000. Each unit consisted of one share of common stock and one-half warrant, each whole warrant exercisable to purchase one share of common stock at a price of $3.00 per share. The issuance was to one investor that qualified as a non-US Person within the meaning of Rule 902, who acquired the securities in offshore transactions. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Regulation S thereunder.

EQUITY COMPENSATION PLAN INFORMATION

Weighted
	Number of	average
	securities to be	exercise price	Number of securities
	issued upon	of	remaining available for
	exercise of	outstanding	future issuances under
	outstanding	options,	equity compensation plans
	options, warrants	warrants and	(excluding securities
	and rights	rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by
security holders	4,400,000	$1.01	-0-
Equity compensation plans not approved
by security holders(1)	-0-	$0.00	-0-

Total	4,400,000	$1.01	-0-

(1) Includes nonqualified options granted to directors.

Item 6.     Management's Discussion and Analysis or Plan of Operations

Plan of Operations

          Subsequent to fiscal year end, we successfully initiated phase two of our agreement with Magna Advanced Technologies ("the Magna Agreement"), as more fully described in this report under the heading "Business." However, under the revised Magna Agreement, previously negotiated advance royalties were eliminated in favor of negotiating royalties on a per application basis. As a result, our immediate cash flow from royalties will remain uncertain until additional negotiations conclude over the next twelve months.

          We plan to complete the manufacturing and testing of an industrial gearing prototype. We will be expanding the engineering team with world class gear industry designers and mechanical engineers. We are developing marketing plans for vertical, industry-specific applications of the proprietary Ikona Gearing System for applications which capitalize on the unique high torque and low weight attributes of the Ikona Gearing System, including but not limited to:

  High torque industrial machinery;
  Aircraft and military equipment;
  Alternate energy sources such as windmills;
  Robotics and high precision machinery;

          To achieve these goals we will be developing a sales and marketing team to manage and execute the marketing plans in various vertical markets. The projected budget for the next twelve months of sales and marketing activities is $488,000. Our planned marketing activities include spending additional funds on travel in order to meet prospective customers and joint development partners. We anticipate our annual sales and marketing operating costs will increase from approximately $225,000 to about $488,000 over the next twelve months.

          We will be promoting Ikona Gear technology to European and North American industry leaders through: securing public relations representatives in North America and Europe; participating in gear industry trade shows such as Gear Expo; developing and refining joint venture and licensing agreements for existing and potential customers; developing alliances with gear manufacturers capable of manufacturing Ikona related products; and developing portable demonstration units.

          We have focused substantially all research and development over the past year on our joint development relationship with MAT. Over the next twelve months we will be focusing our efforts on developing new prototypes for potential clients and in responses to requests for proposal we anticipate being presented to us over the next 12 months. We are developing new business opportunities to leverage our investment over the past two years in our core intellectual properties. We anticipate this will result in royalty-producing operations from our patented gear-reducer technologies. We anticipate that we will expend $800,000 on research and development over the twelve months ending August 31, 2005.

          We have invested approximately $170,000 in capital equipment over the past twelve months. We expect to continue to purchase furniture and equipment in the next 12 months as we recruit new specialized engineers with requirements for specialized software, hardware and tools. We anticipate that we will need to invest a further $117,000 in capital equipment (computers and software) for our new engineers and technical salespeople, plus an additional $11,000 in new furniture, as we add an additional ten employees over the next 12 months.

          In general, we anticipate that staffing levels will continue to increase at a growth rate of approximately 100% per year. We presently have ten employees and we expect to grow to twenty employees within the next 12 months. These growth estimates are contingent on access to sufficient funding and our ability to recruit suitable candidates with requisite engineering academic qualifications and gear industry work experience.

          We anticipate that administrative overhead levels will increase from approximately $260,000 per year to $300,000 per year due to increased variable overheads associated with more staff and more commercial activities. We also anticipate that our investor relations campaign for the next twelve months will increase to $140,000 as we attempt to create a market for our stock through a network of consultants and press agents.

          We anticipate our total cash requirements for the next twelve months will be approximately $2 million, of which we had $1.1 million available at August 31, 2004. The balance of our cash requirements will need to be raised through additional financings. We estimate that an additional $900,000 will be required to support our needs over the next 12 months. We have no current arrangements with respect to sources of additional financing and there can be no assurance that additional financing will be available to us on commercially reasonable terms. The inability to obtain additional financing, when needed, would have a material adverse affect on us, including possibly requiring us to curtail our operations. To the extent that future financing involves the sale of our equity securities, our then existing stockholders, including investors in this offering, could be substantially diluted.

          We do not consider any specific accounting policies to be critical to the economic success of its business.

Operating and Financial Review and Prospects

          The following discussion and analysis of the financial condition and operating results of the Company for the two fiscal years ended August 31, 2004 and 2003, should be read in conjunction with the financial statements and related notes attached hereto. (See Financial Statements.) These are the results of our business acquired on October 30, 2003, which for generally accepted accounting principles in the United States of America, require that the historical comparative results of the accounting acquirer become the results of the legal parent (previously Oban Mining, Inc.).

          Our financial statements were prepared in conformity with generally accepted accounted principles in the United States of America. They also comply, in all material respects, without requiring material adjustments, with the rules and regulations of the Securities and Exchange Commission.

          Our business is in the development stage and has limited revenues in its last two fiscal years. In the past, we have acquired necessary capital through the limited issuance of common shares. There is no assurance that this source of capital will continue to be available in future operating periods.

Operating Results

Fiscal year ended August 31, 2004 compared to fiscal year ended August 31, 2003.

REVENUES. Revenues are generated from licensing royalties and the provision of engineering services. In the years ended August 31, 2004 and 2003, we generated revenues of $152,782 and $44,307 respectively. Engineering services revenues in the current period relate to services provided to two customers, Magna Advanced Technologies ("MAT") and Aircast Inc. ("Aircast"). MAT has a services agreement that committed them to provide us $11,175 (CAD$ 15,000) per month from May 1, 2003, to April 30, 2004 (extended on April 28, 2004 to cover May 1, 2004 to August 31, 2004). In February 2004, Aircast paid us $10,000 of gear design fees and committed to provide royalties of $2.50 per unit for each of their arm braces sold that incorporate our Ikona Gear. We received a royalty from Aircast for $270 covering a two-week period in March 2004, and a royalty receipt of $1,685 to cover the three months ended June 30, 2004.

AMORTIZATION AND DEPRECIATION. We record amortization expense on our capitalized patents and trademark costs and depreciation on our property, plant and equipment. In the years ended August 31, 2004 and 2003, we recorded depreciation and amortization expense of $27,643 and $16,507 respectively. The increase in expense reflects depreciation associated with $169,842 of purchases of depreciable equipment (net of disposals) made in the current year, whereas there was no depreciable equipment in the comparative prior year period.

BUSINESS DEVELOPMENT. Business development expense reflects internal and external costs to market our business opportunity to existing clients and potential new clients. Business development expense includes: the salaries and benefits of our President and our Executive Vice President; and fees paid to external consultants for web design and web based marketing services. Business development expense was $223,616 and $60,959 respectively for the years ended August 31, 2004 and 2003. The increase in business development expense pertains to a significant increase in travel to service our MAT and Aircast relationships and to establish new relationships in North America and Europe, and to salary increases.

CORPORATE FINANCE. Corporate finance expense reflects costs associated with fees paid to maintain the corporate finance function within our company. These fees are paid to our CFO and external consultants who oversee accounting, auditing, fund raising and regulatory reporting functions for our company. Corporate finance expense was $72,688 and $73,138 respectively for the years ended August 31, 2004 and 2003.

GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of clerical and administrative salaries and benefits, office rents, office supplies, telephone and telecommunications expenses, courier and other general costs not attributable directly to other statement of operations line items. Our general and administrative expenses were $64,965 and $11,919 for the years ended August 31, 2004 and 2003. The increase in general and administrative expense pertains to the recruitment of an accountant and an executive assistant to support administrative needs of the company.

INVESTOR RELATIONS. Our investor relations expense consists primarily of external consulting fees, some of which are non-cash compensation expenses associated with stock option incentives. Investor relations expenses also are associated with communications costs to increase investors' awareness of our company. Investor relations expenses were $106,185 and $0 for the years ended August 31, 2004 and 2003. The increase in expense is associated public awareness campaigns initiated after our company becoming publicly traded as of October 2003. Included in the August 31, 2004 expense is an amount of $38,758 of non-cash compensation attributed under the Black-Scholes option pricing model to stock options issued to one investor relations consultant in 2004.

PROFESSIONAL FEES. Our professional fees expense consists primarily of external consulting fees associated with our auditors and our corporate and securities counsel. Professional fees expenses were $140,609 and $3,000 for the years ended August 31, 2004 and 2003 respectively. The increase in expense is associated with our company becoming publicly traded as of October 2003, with increased legal support for agreements entered into with Aircast and Magna Advanced Technologies, and with minimal audit and legal requirements in the comparative prior year period.

RESEARCH AND DEVELOPMENT. Research and development expense reflects internal and external costs to develop our technology including the salaries of our engineers, fees paid to external consultants, and materials and supplies consumed in advancing our core intellectual property. Research and development expense was $216,329 and $218,600 respectively for the years ended August 31, 2004 and 2003.

TRAVEL AND RELATED. Travel and related expense includes all of our travel costs associated with travel for reasons of business development, research and development, and corporate finance. Included in travel are the costs of flights, trains, automotive rentals, accommodations, meals and other associated travel costs. Travel and related expense was $98,598 and $14,574 respectively for the years ended August 31, 2004 and 2003. In the comparative period virtually all costs were associated with research and development in the Vancouver area and minimal travel was undertaken. In the current year, there has been an increase in travel and related expense associated with joint development partnerships with MAT and Aircast, and with establishing new investor relations business development relationships in North America and in Europe.

Apart from the stock-based compensation expense, our general and administrative costs increased in the aggregate due to the added professional fees, filing and reporting costs, and investor relations expense associated with our status as a public company.

Liquidity and Capital Resources

          As at August 31, 2004, our total cash was $1,125,799, our working capital was $1,058,506, and our stockholders' equity was $1,215,210. Since inception, we have incurred cumulative losses of $1,747,383. We have been actively seeking new investment to further operations. In April 2004, we closed on a private placement of $1,800,000 to address current operating requirements, having received these funds in February, March and April of 2004. We are actively pursuing significant investments from a number of possible private placement sources.

          Our Company is in the development stage and expects to remain in the development stage for the current operating year. We do not expect to generate significant cash flow from operations in the present year.

          We anticipate our total cash requirements for the next twelve months will be approximately $2 million, of which we had $1.1 million available at August 31, 2004. The balance of our cash requirements will need to be raised through additional financings. We estimate that an additional $900,000 will be required to support our needs over the next 12 months. We have no current arrangements with respect to sources of additional financing and there can be no assurance that additional financing will be available to us on commercially reasonable terms, or at all. The inability to obtain additional financing, when needed, would have a material adverse affect on us, including possibly requiring us to curtail or cease our operations. To the extent that future financing involves the sale of our equity securities, our then existing stockholders, including investors in this offering, could be substantially diluted.

          In the year ended August 31, 2004, our operations consumed $668,830. Our net loss of $1,016,640 was partially offset by depreciation and amortization of $27,643, by $38,758 of non-cash stock-based compensation, and by $183,763 for an impairment write down of our patents. Our working capital provided $97,760, for net cash consumed by operations of $668,830. In the year ended August 31, 2003, our operations consumed $328,259.

          In the year ended August 31, 2004 we spent $169,910 on machinery and equipment (net of disposals). In the year ended August 31, 2003, we had no investing activities.

          In the year ended August 31, 2004, we generated $1,962,313 from financing activities. Of this amount, $1,891,023 was generated from the sale of equity securities, $155,000 was advanced to us by Oban Mining Inc. in advance of us acquiring their public company, and $83,710 was consumed in repaying loans associated with the purchase of our intellectual property from related parties. In the year ended August 31, 2003, we generated $326,776 from financing activities as a private company.

          In total, our cash and cash equivalents increased by $1,123,573 to $1,125,799 for the year ended August 31, 2004.

          Our current working capital is not sufficient to meet our business operating objectives (see Plan of Operations). Our ability to satisfy projected working capital requirements is dependent upon our ability to secure additional funding through public or private sales of securities, including equity securities. There is no assurance that we will be able to secure the necessary capital on terms acceptable to us or at all.

Trends

          Our Company is in the development stage and is presently continuing research and development of a platform gearing technology that can be applied to any industry and any product that incorporates a gear. We are jointly developing product prototypes to advance our business development goals. As a result, there are no trends in production, sales or inventory, the state of the order book, or costs and selling prices. For the current financial year, our Company has doubled its operating cash requirements and increased the capital raised by six times that of the prior year. We believe that operating costs will stabilize at the current levels, subject to the uncertainty of raising additional capital resources through private or public placements. We will only continue to expand our number of staff and the associated salaries and benefits expenses of our company if additional capital resources are provided for that purpose.

Sales revenues are of an uncertain nature. We expect royalties to increase as we establish new royalty agreements and as our joint development partners establish sales of their products which incorporate our gears. At present we have one royalty agreement with Aircast Inc. and for which we received $270 in royalties associated with two weeks in the calendar quarter ended March 31, 2004, and a further royalty receipt of $1,685 to cover the three months ended June 30, 2004 of their sales. We expect this trend will continue.

We were attempting to negotiate royalty terms with MAT prior to August 31, 2004, however we agreed to waive our initial request for advance royalties of CAD$1,000,000 ($745,000) in favor of negotiating advance royalties on an application by applications basis with MAT over the next twelve months ended August 31, 2005.

We expect that sales levels will likely continue to be indeterminate until we have passed another year of operations and have determined what royalties to anticipate, if any, from MAT and from other prospects with whom we are attempting to negotiate royalty arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, FASB issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) (revised in December 17, 2003). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of lass from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 are required in financial statements of public entities that have interests in variable interest entities for periods ending after December 15, 2003. The consolidation requirements for all other types of entities are required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 is not expected to have any material effect on our results of operations or financial position.

Item 7.     Financial Statements

(A Development Stage Company)

Consolidated Financial Statements
(Expressed in United States Dollars)

August 31, 2004 and 2003

7700 North Kendall Drive, 200
Miama, Florida 33156-7578
Telephone (305) 274-1366
Facsimile (305) 274-1368
E-mail info@uscpa.com
Internet www.uscpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ikona Gear International, Inc.

We have audited the accompanying consolidated balance sheets of Ikona Gear International, Inc. (A Development Stage Company) (the Company) as of August 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage, has suffered recurring losses from operations, has used, rather than provided, cash from operations and has an accumulated deficit during the development stage of $1,747,383 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dohan and Company, CPA's

Miami, Florida
October 15, 2004

Member: Florida Institute of Certified Public Accountants American Institute of Certified Public Accountants Private Companies and SEC Practice Sections	National and worldwide associations through

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Balance Sheets
As at August 31

	2004	2003

ASSETS

Current:
Cash	$1,125,799	$2,226
Accounts receivable	14,272	-
Prepaid expenses	16,822	2,000
Advances to related party (Note 6)	-	28,467
Deferred taxes, net of valuation allowance of $594,100 (2003 - $248,300) (Note 11)	-	-

Total current assets	1,156,893	32,693

Property and equipment (Note 5)	156,704	-
Patents and trademark rights (Note 4)	-	198,086

Total assets	$1,313,597	$230,779

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$98,226	$-
Due to related parties (Note 6)	161	83,710

Total current liabilities	98,387	83,710

Commitments (Note 14)

Stockholders' equity
Common stock (Note 7)
Authorized
100,000,000 common shares, each with par value of $0.00001
Issued and outstanding
24,090,325 common shares (2003 - 12,033,306 shares)	241	120
Additional paid-in capital	2,962,352	877,692
Accumulated deficit during the development stage	(1,747,383)	(730,743)

Total stockholders' equity	1,215,210	147,069

Total liabilities and stockholders' equity	$1,313,597	$230,779

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Operations

	Cumulative
	Amounts
	From Inception
	(August 16, 2001)
	to	Year Ended August 31,
	August 31, 2004	2004	2003

REVENUES
Engineering services	$197,089	$152,782	$44,307

EXPENSES
Amortization and depreciation	60,657	27,643	16,507
Business development	343,260	223,616	60,959
Corporate finance	152,441	72,688	73,138
General and administrative	91,533	64,965	11,919
General consulting	13,122	-	1,354
Investor relations (Note 8)	106,185	106,185	-
Listing and filing fees	11,480	11,480	-
Professional fees	146,109	140,609	3,000
Rent	37,105	23,546	13,559
Research and development	674,677	216,329	218,600
Travel and related	124,140	98,598	14,574
Impairment of patents and trademark	183,763	183,763	-

	1,944,472	1,169,422	413,610

Loss before income taxes	(1,747,383)	(1,016,640)	(369,303)
Income taxes	-	-	-

Net loss for the period	$(1,747,383)	$(1,016,640)	$(369,303)

Basic and diluted net loss per share		$(0.05)	$(0.03)

Weighted average number of common shares outstanding		21,660,390	11,029,572

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficiency)

				Accumulated
	Common Stock			Deficit
			Additional	During the
	Number of		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at August 16, 2001 (inception)	-	$-	$-	$-	$-
Net Loss for the period	-	-	-	(5)	(5)
Balance at August 31, 2001	-	$-	$-	$(5)	$(5)

Issuance of common shares on acquisition of patents
at $0.04 per share, September 2001	2,725,000	$27	$108,973	$-	$109,000
Issuance of common shares on acquisition of
trademark at $0.45 per share, September 2001	25,000	-	1,000	-	1,000
Issuance of common shares to founders at $0.00001
per share, October 2001	8,713,416	87	(17)	-	70
Issuance of common shares for cash at $0.20 per
share, November 2001	263,665	3	52,730	-	52,733
Issuance of common shares for cash at $0.20 per
share, February 2002	1,286,335	13	257,253	-	257,266
Issuance of common shares for cash at $0.20 per
share, May 2002	393,750	4	78,746	-	78,750
Net Loss for the year	-	-	-	(361,435)	(361,435)
Balance at August 31, 2002	13,407,166	$134	$498,685	$(361,440)	$137,379

Issuance of common shares for cash at $0.20 per
share, November 2002	336,250	$3	$67,247	$-	$67,250
Issuance of common shares for corporate finance fees
at $0.20 per share, November 2002	85,800	1	17,159	-	17,160
Issuance of common shares for cash at $0.20 per
share, January 2003	175,000	2	34,998	-	35,000
Issuance of common shares for cash at $0.20 per
share, May 2003	175,000	2	34,998	-	35,000
Issuance of common shares for corporate finance fees
at $0.20 per share, May 2003	67,625	1	13,524	-	13,525
Issuance of common shares for cash at $0.20 per
share, July 2003	526,792	5	105,353	-	105,358
Issuance of common shares for corporate finance fees
at $0.20 per share, July 2003	7,500	-	1,500	-	1,500
Issuance of common shares for cash at $0.40 per
share, August 2003	251,250	2	100,498	-	100,500
Issuance of common shares for corporate finance fees
at $0.40 per share, August 2003	9,250	1	3,699	-	3,700
Net loss for the year	-	-	-	(369,303)	(369,303)
Balance at August 31, 2003	15,041,633	$151	$877,661	$(730,743)	$147,069

--Continued --

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficiency)
--Continued--

				Accumulated
	Common Stock			Deficit
			Additional	During the
	Number of		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Recapitalization, October 2003	6,814,000	$68	$154,932	$-	$155,000
Shares cancelled, January 2004	(500,000)	(5)	5	-	-
Issuance of common shares for cash at $0.50 per
share, January 2004	290,000	3	144,997	-	145,000
Issuance of common shares for cash at $0.75 per
share (gross proceeds $465,500, net of issuance costs
of $29,225), February 2004	620,666	6	436,269	-	436,275
Issuance of common shares for cash at $0.75 per
share (gross proceeds $1,016,201, net of issuance
costs of $51,275), March 2004	1,354,933	14	964,912	-	964,926
Issuance of common shares for cash at $0.75 per
share (gross proceeds $346,822, net of issuance costs
of $7,000), April 2004	462,427	4	339,818	-	339,822
Issuance of common shares for cash at $0.75 per
share, July 2004	6,666	-	5,000	-	5,000
Stock based compensation expense	-	-	38,758	-	38,758
Net loss for the year	-	-	-	(1,016,640)	(1,016,640)

Balance at August 31, 2004	24,090,325	$241	$2,962,352	$(1,747,383)	$1,215,210

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Cumulative
	Amounts
	From Inception
	(August 16, 2001)
	to
	August 31,	Year Ended August 31,
	2004	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,747,383)	$(1,016,640)	$(369,303)
Adjustments to reconcile net income to net cash used in
operating activities:
Amortization and depreciation	60,657	27,643	16,507
Investor relations fees paid by stock options	38,758	38,758	-
Consulting fees paid by common stock	35,885	-	35,885
Gain on disposal of assets	(114)	(114)	-
Impairment of patents and trademark	183,763	183,763	-
Change in operating assets and liabilities:
Accounts receivable	(14,272)	(14,272)	-
Prepaid expenses	(16,822)	(14,822)	(2,000)
Advances to related party	-	28,467	(9,348)
Accounts payable	98,226	98,226	-
Due to related party	161	161	-

Cash used in operating activities	(1,361,141)	(668,830)	(328,259)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances received from the Company
prior to recapitalization	155,000	155,000	-
Due to related parties	(121,100)	(83,710)	(16,332)
Issuance of common stock, net of issuance costs	2,622,950	1,891,023	343,108

Cash provided by financing activities	2,656,850	1,962,313	326,776

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment acquired for cash	(171,845)	(171,845)	-
Proceeds on disposal of assets	1,935	1,935	-

Cash used in investing activities	(169,910)	(169,910)	-

NET INCREASE (DECREASE) IN CASH	1,125,799	1,123,573	(1,483)
CASH AT BEGINNING OF PERIOD	-	2,226	3,709

CASH AT END OF PERIOD	$1,125,799	$1,125,799	$2,226

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental disclosure with respect to cash flow (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2004 and 2003

Note 1 - The Company and Nature of Operations

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

The consolidated statements of operations, stockholders' equity (deficiency) and cash flows of the Company prior to October 30, 2003, are those of Ikona USA. The Company's consolidated date of incorporation is considered to be August 16, 2001, the date of inception of Ikona USA. Following the acquisition, the Company changed its name from Oban Mining, Inc. to Ikona Gear International, Inc.

On October 31, 2003, the Company incorporated a wholly-owned subsidiary, Ikona Gear Corp., a British Columbia Corporation.

Note 2 - Going Concern

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

The operations of the Company have primarily been funded by the issuance of capital stock and advances from related parties. Continued operations of the Company are dependent on the Company's ability to complete additional equity financings or generate profitable operations in the future. Management's plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on terms reasonable to the Company.

	2004	2003

Accumulated deficit during the development stage	$(1,747,383)	$(730,743)
Working capital (deficiency)	$1,058,506	$(51,017)

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2004 and 2003

Note 3 - Significant Accounting Policies

The significant accounting policies adopted by the Company are as follows:

(a) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

(b) Property and Equipment

Property and equipment consist of computers and software, furniture, research and development equipment and leasehold improvements. Equipment is recorded at cost less accumulated depreciation, and depreciation is calculated over its useful life using the straight-line method. Leasehold improvements are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the term of the lease.

(c) Long-Lived or Disposal of Assets

The Company follows FASB Statement No. 144 (SFAS 144), "Accounting for the Impairment of Long-Lived Assets." SFAS 144 requires that long-lived assets to be held and use be reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.

(d) Intangible Assets

Intangible assets, consisting of patent applications, are recorded at cost and amortized using the straight-line method over the life of the patent which is twenty years from the date of the application of the patent or seventeen years from the date of grant, which ever is longer.

The carrying value of intangible assets is evaluated for potential impairment on an annual basis or more often if conditions warrant. In order to determine whether an impairment exists, management considers the undiscounted cash flows expected to be generated by intangible assets as well as market related values, among other things. If the carrying value of intangible assets exceeds fair value, the carrying value of intangible assets will be written down to fair value in the year the impairment occurs.

(e) Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, prepaids, accounts payable and accrued liabilities, and due to related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

(f) Revenue Recognition

Revenues from engineering services is recognized when the service has been provided and collection is reasonably assured.

(g) Research and Development Expenses

Costs incurred for research and development are expensed as incurred.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2004 and 2003

Note 3 - Significant Accounting Policies (continued)

(h) Stock-Based Compensation

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

	Cumulative
	Amounts
	From
	Inception
	(August 16,	Year	Year
	2001) to	Ended	Ended
	August 31,	August 31,	August 31,
	2004	2004	2003

Loss, as reported	$(1,747,383)	$(1,016,640)	$(369,303)

Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(767,581)	(767,581)	-

Pro-forma loss	$(2,514,964)	$(1,784,221)	$(369,303)

Basic and diluted loss per share, as reported		$(0.05)	$(0.03)

Basic and diluted loss per share, pro-forma		$(0.07)	$(0.03)

(i) Loss per share

Basic loss per share is computed by dividing the loss for the period attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. Diluted loss per share is not presented separately from loss per share since there are no potentially dilutive shares of common stock outstanding. At August 31, 2004, the total number of potentially dilutive shares of common stock excluded from basic net loss per share was 3,171,349 (August 31, 2003 - Nil).

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2004 and 2003

Note 3 - Significant Accounting Policies (continued)

(j) Income Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expenses (benefits) result from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

(k) Foreign Currency Translation

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in the statement of operations. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statement of operations.

(l) Recent Accounting Requirements

In January 2003, FASB issued Financial Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") (revised in December 17, 2003). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of lass from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 are required in financial statements of public entities that have interests in variable interest entities for periods ending after December 15, 2003. The consolidation requirements for all other types of entities are required in financial statements for periods ending after March 15, 2004.

The adoption of this new pronouncement is not expected to have a material effect on the Company's consolidated financial position or results of operations.

(m) Comparative Figures

Certain comparative figures have been reclassified to conform with the current year's presentation.

Note 4 - Patents and Trademark Rights

In September 2001, the Company acquired patent and trademark rights (the "Acquired Technology") from Diversified Sciences Limited ("Diversified") and Ikona Technologies Inc. ("Technologies"), companies related by virtue of a common director, officer and significant shareholder. The patent rights relate to planetary gearing technology and consist of a United States patent, a Canadian patent and a European patent applicable in France, Germany, Italy, Great Britain and Sweden. The US patent has a term of 17 years from the issue date and expires on November 11, 2015. The Canadian patent has a term of 20 years from the filing date and expires on July 29, 2014. The remaining patents have terms of 20 years from the date of filing the European patent and expire on July 26, 2015. The trademark acquired by the Company provides for the exclusive assignment of rights, title and interest in the "IKONA Gear TM" Canadian Trademark.

The patent acquisition agreement with Diversified required the Company to issue 2,180,000 shares of common stock at a value of $109,000 to Diversified and pay $63,000 (C$100,000) less Diversified's tax credit recoveries of $18,900 (C$30,000) relating to the patents.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2004 and 2003

Note 4 - Patents and Trademark rights (continued)

The trademark acquisition agreement with Technologies required the Company to issue 20,000 shares of common stock at a value of $1,000 to Technologies, pay $62,000 to Technologies and repay amounts owing of $15,000 on behalf of Technologies.

The Acquired Technology was recorded by the Company at a cost of $231,100.

There is significant uncertainty regarding future revenue to be generated from intangible assets due to the fact that this is a new business with a developing technology and there are currently no comparable businesses in the intended market segments for which any reliable predictions for future revenue generation can be based.

Due to the uncertainties related to expected future undiscounted cash flows, management has concluded that the carrying value of intangible assets had been materially impaired and has written-down the entire value of intangible assets resulting in a charge of $183,763 to operations.

Note 5 - Property and Equipment

	August 31,
	2004

		Accumulated	Net
	Cost	Depreciation	Book Value

Computers and Software	$54,542	$10,460	$44,082
Furniture	17,184	1,062	16,122
Research and Development Equipment	23,935	1,616	22,319
Leasehold Improvements	74,181	-	74,181

	$169,842	$13,138	$156,704

Note 6 - Related Party Transactions

In September 2001, the Company entered into an agreement with Ikona Gear (Canada) Inc. ("Ikona Canada"), a company controlled by a common director, officer and significant shareholder, whereby Ikona Canada provides certain research and development and related services to the Company. Under this agreement, the Company compensated Ikona Canada for all direct expenses plus a 5% profit margin. During the fiscal year ended August 31, 2004, total expense amounted to $132,162 (2003 - $100,232). During the year ended August 31, 2004, Ikona Canada received research and development tax credits of $108,905. The Company received $88,124 from Ikona Canada to settle previous overpayments of $28,467 of the Company and as a result of the research and development tax credits, after deducting the 5% profit margin. As of November 1, 2003, operations were discontinued and assumed by Ikona Gear Corp.

As of August 31, 2004, amounts due to (from) related parties consisted of the following:

	August 31,	August 31,
	2004	2003

Directors	$161	$-
Diversified	-	21,862
Technologies	-	61,848

	$161	$83,710

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2004 and 2003

Note 6 - Related Party Transactions (continued)

The Company entered into the following transactions with related parties during the year ended August 31, 2004:

a)	Paid the balance of $61,848 owing to Technologies pursuant to the purchase of the "IKONA Gear TM" Canadian Trademark (Note 4).

b)	Paid or accrued business development fees of $55,762 (2003 - $60,959) to a company controlled by a relative of a director of the Company.

c)	Paid or accrued business development fees of $71,545 (2003 - $0) to a company controlled by a director of the Company.

d)	Paid or accrued corporate finance fees of $65,188 (2003 - $0) to a company related to a director of the Company.

e)	Pair or accrued general and administrative fees of $0 (2003 - $15,240) to a company controlled by a director of the Company

f)	Paid or accrued corporate finance fees of $0 (2003 - $37,253) to a company controlled by a director of the Company.

g)	Paid or accrued research and development expenses of $0 (2003 - $54,592) to a company controlled by a director, officer and significant shareholder of the Company.

These transactions are in the normal course of operations and are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

Note 7 -Capital Stock

In September 2001, the Company issued 2,725,000 common shares at a value of $0.04 per share for $109,000 as partial consideration on acquisition of patent rights (Note 4).

In September 2001, the Company issued 25,000 common shares at a value of $0.04 per share for $1,000 as partial consideration on acquisition of a trademark (Note 4).

In October 2001, the Company issued 8,713,416 shares to the founders of the Company at a price of $0.00001 per share for cash proceeds of $70.

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
(Expressed in United States Dollars)
August 31, 2004 and 2003

Note 7 -Capital Stock (Continued)

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

In January 2004, the Company cancelled 500,000 common shares at a par value of $0.00001 per share.

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

In March 2004, the Company issued 1,354,933 units at a price of $0.75 per unit for cash proceeds of $964,926 (gross proceeds of $1,016,201 net of finders' fees of $51,275). Each unit consists of one share of common stock and one-half of one non-transferable share purchase warrant whereby each whole warrant entitles the holder to acquire one additional share of common stock at a price of $3.00 per share for a period of one year.

In April 2004, the Company issued 462,427 units at a price of $0.75 per unit for cash proceeds of $334,197 (gross proceeds of $346,822 net of finders' fees of $7,000). Each unit consists of one share of common stock and one-half of one non-transferable share purchase warrant whereby each whole warrant entitles the holder to acquire one additional share of common stock at a price of $3.00 per share for a period of one year.

In July 2004, the Company issued 3,333 units at a price of $0.75 per unit for cash proceeds of $5,000. Each unit consists of one share of common stock and one-half of one non-transferable share purchase warrant whereby each whole warrant entitles the holder to acquire one additional share of common stock at a price of $3.00 per share for a period of one year.

Note 8 - Stock Options and Warrants

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

	2004
	Number of	Weighted Average
	Options	Exercise Price
Options outstanding, beginning of the year	-	$-
Issued	1,974,000	1.01
Exercised	-	-
Expired	-	-
Options outstanding, end of the period	1,974,000	$1.01

Weighted average fair value of options granted in the year		$1.00

The fair value of options granted to a consultant recognized during the current period of $38,758 (2003 - $ nil ) has been recorded as investor relations fees in the consolidated statement of operations. The Company did not issue any stock options prior to December 1, 2003.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2004 and 2003

Note 8 - Stock Options and Warrants (Continued)

Stock Options (continued)

A summary of stock options outstanding at August 31, 2004, is as follows:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price	Number	Life	Price	Number	Price
$0.60	341,000	6.25 years	$0.60	190,375	$0.60
$1.00	75,000	3.38 years	$1.00	75,000	$1.00
$1.10	1,558,000	5.83 years	$1.10	733,000	$1.10

The Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	4.25%
Dividend yield rate	0.00%
Price volatility	106.20%
Weighted average expected life of options	5.84 years

Warrants

			Exercise	Expiry
Issuances	Issued	Outstanding	Price	Date
February 29, 2004	310,332	310,332	$3.00	February 29, 2005
March 29, 2004	677,469	677,469	$3.00	March 29, 2005
April 30, 2004	231,215	231,215	$3.00	April 30, 2005
July 31, 2004	3,333	3,333	$3.00	July 31, 2005

Total outstanding	1,222,349	1,222,349

Note 9 - Revenue

Revenues are generated from royalties and the provision of engineering services to two clients, Magna Advanced Technologies ("MAT"), and Aircast Inc. ("Aircast").

The Company entered into an agreement dated April 8, 2003, with MAT whereby the Company will allow MAT, on a sole and exclusive basis, to examine and develop automotive applications for the Acquired Technology owned by the Company. Under phase 1 of the agreement, MAT will engage in development, prototyping and testing commencing May 1, 2003, to April 30, 2004, then extended to August 31, 2004. The Company receives a monthly engineering fee of approximately $10,750 (C$15,000) during phase 1. MAT may elect to proceed to phase 2 to continue developing the technology with the intent to commercialize automotive applications. The terms of the license agreement would include royalties of between 1% to 6% of the gross selling price of automotive gearing products incorporating the technology. Subsequent to year end, the agreement with MAT was amended (note 15).

Aircast has agreed under Licencing Agreement to provide royalties on a calendar quarterly basis. This year Aircast has provided two royalty payments , the first being of $270 on May 11, 2004, the second being $1,685 on August 3, 2004.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2004 and 2003

Note 10 - Supplemental Disclosure With Respect to Cash Flows

The significant non-cash transactions for the year ended August 31, 2004, consisted of:

-	the Company recorded impairment of the Acquired Technology at a value of $183,763,

-	the Company disposed of assets with accumulated depreciation of $183.

The significant non-cash transaction for the year ended August 31, 2003, consisted of the Company issuing 136,140 shares of common stock at a value of $35,885 for corporate finance fees.

Note 11 - Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2004	2003

Loss before income taxes	$(1,016,640)	$(369,303)

Expected income tax benefit	$345,660	$125,500
Unrecognized benefit of operating loss carryforwards	(345,660)	(125,500)

Income tax benefit	$-	$-

Significant components of the Company's deferred tax assets based on statutory tax rates are as follows:

	2004	2003

Deferred tax assets:
Tax effect of operating loss carryforwards	$594,100	$248,300
Valuation allowance	(594,100)	(248,300)

Net deferred tax assets	$-	$-

The Company has approximately $1,750,000 of net operating loss carryforwards which expire beginning in 2023.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and it is more likely than not that these benefits will not be realized.

Note 12 - Segment Information

The Company's operations were conducted in one reportable segment, being the development and commercialization of a unique patented gearing technology, primarily in Canada.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2004 and 2003

Note 13 - Financial Instruments

a) Fair Value

The Company's financial instruments consist of cash, advances to related party accounts payable and accrued liabilities due to related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

b) Currency Risk

Currency risk is the risk arising from fluctuations and changes in foreign currency exchange rates. The Company does not use any derivative instruments to reduce its exposure to fluctuations in foreign currency exchange rates.

c) Credit Risk

The Company maintains cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced losses in such accounts. Management believes the Company is not exposed to any significant credit risk on cash in such bank deposit accounts.

Note 14 - Commitments

The Company amended a consulting agreement with a director, officer and significant shareholder of the Company effective April 1, 2004, to pay monthly management fees totalling approximately $8,500 (C$11,333) ( 2003 $5,370 (C$7,500)). This agreement can be terminated with six months advance notice.

On June 9, 2004, the Company entered into a premises lease for office and workshop facilities for a period of 36 months commencing August 1, 2004. The premises lease commits the Company to a net annual rental expense of $36,969 (C$49,623) and additional operating costs estimated at $14,048 (C$18,857) for a period of three years with an option to extend the period to a further three years. The Company provided a deposit of three months of rent equalling $9,242 (C$12,406) of which two of the three months will be applied to rent in the final two months of the three-year lease term.

Note 15 - Subsequent Events

In September 2004, the Company agreed with Magna Advanced Technologies to proceed to commercialize automotive applications and demonstrate prototypes to divisions within Magna and to Magna's OEM and partner network. Ikona agreed to waive the requirement for Magna to pay C$20,000 (US$15,400) monthly engineering fees as entertained in the original phase 1 agreement between Ikona and Magna. Ikona also has agreed to waive the mandatory lump sum C$1 million (US$770,000) advance royalty, instead Magna and Ikona have agreed to negotiate financial and royalty details on an application by application basis.

In September 2004, the Company entered into a number of short-term investor relations agreements. The Company has committed in these agreements to issue a total of 100,000 stock options at prices between $1.00 and $1.40.

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Effective November 5, 2003, our Board of Directors and the Audit Committee of our Board of Directors approved the appointment of Dohan and Company, CPA’s, P.A., to serve as our independent accountant to audit the Company's financial statements. Prior to engaging Dohan and Company, we had not consulted Dohan and Company with respect to the application of accounting principles to specific transactions or the type of audit opinion that might be rendered on our financial statements. The engagement of Dohan and Company was effective on November 5, 2003.

          Effective November 5, 2003, we dismissed Hoogendoorn Vellmer, Chartered Accountants, as our independent auditors. The board of directors approved the dismissal. The audit reports of Hoogendoorn Vellmer on the financial statements of the Company as of and for the years ended December 31, 2002 and 2001, did not contain an adverse opinion or disclaimer of opinion, nor were qualified or modified as to audit scope or accounting principles except that each report of Hoogendoorn Vellmer contained an explanatory paragraph as to the uncertainty of the Company's ability to remain a going concern.

          In connection with the audits of our financial statements for the fiscal years ended December 31, 2002 and 2001, and in connection with the subsequent period up to November 5, 2003 (the date of dismissal), there were no disagreements with Hoogendoorn Vellmer on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Hoogendoorn Vellmer, would have caused Hoogendoorn Vellmer to make reference to the matter in its report of the financial statements for such years; and there were no reportable events as defined in Item 304(a) (1) (iv) (B) of Regulation S-B. Hoogendoorn Vellmer has not reported on financial statements for any periods subsequent to December 31, 2002.

          We have provided Hoogendoorn Vellmer with a copy of the above disclosures, and they have stated their agreement with such statements.

ITEM 8A.     CONTROLS AND PROCEDURES

          Laith Nosh, Principal Executive and Raymond Polman, Chief Financial Officer of Ikona Gear International, Inc., have established and are currently maintaining our disclosure controls and procedures. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to him as soon as it is known by others within the organization.

          Our Principal Executive and Financial Officers conduct an update and a review and evaluation of the effectiveness of our disclosure controls and procedures and have concluded, based on his evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

          Our executive officers, key employees and outside Directors and their respective ages and positions are set forth below:

Name	Age	Position

Laith I. Nosh	56	President, Chief Executive Officer and Director
Dal Brynelsen	57	Executive Vice President and Director
Barrie Freeke	62	Director
Raymond Polman	44	Chief Financial Officer and Director
Simon Anderson	43	Secretary and Director

None of our directors are "independent" within the meaning of the National Association of Securities Dealers, Inc.'s listing standards. For this purpose, a director is deemed to be independent if he does not have a relationship which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Laith Nosh, Director, President and Chief Executive Officer
Mr. Nosh has served as a director and our President and CEO since October 2003. Mr. Nosh was a founder of our predecessor company and the current operating subsidiaries, where he worked as President and Chief Executive Officer since inception in August 2001. He has been instrumental in the development, refinement and patenting of the Ikona Gearing System over the last eight years. He has also developed and patented consumer product devices for the construction industry. He received his degree from the University of Alberta in Mechanical Engineering and has over 30 years of experience in engineering, business management and marketing.

Dal Brynelsen, Director, Executive Vice President
Mr. Brynelsen has served as a director and our Executive Vice President since October 2003. From August 2001 until the merger with our company, Mr. Brynelsen worked for our predecessor and the current operating subsidiaries developing the business model, raising funds for the business and being active in business development activities. Mr. Brynelsen is presently, and has been since 1990, the President and CEO of Vangold Resources Ltd. He has been a director of Griffin Mining Ltd. since 2001, and a director of International Silver Ridge Inc. since 2003. From 1999 through 2001, Mr. Brynelsen acted in a corporate finance consulting position with Thomson Kernaghan (a Canadian national brokerage firm). Mr. Brynelsen is a graduate of the University of British Columbia, Vancouver (1972), and has over 25 years of experience sourcing ongoing private and public financing for early stage companies.

Barrie Freeke, P. Eng., Director, Vice President Engineering
Mr. Freeke has served as a director and our Vice President Engineering since October 2003. From March 2001 until the merger with our company, Mr. Freeke served as senior Engineer for our predecessor company. Prior to joining Ikona in March 2001, Mr. Freeke worked in excess of five years with Lantec Industries Inc., and held the position of Chief Engineer with Lantec Industries Inc., a large manufacturer of gear drives and winches. Mr. Freeke is a professional mechanical engineer and a graduate of Bradford University in Mechanical Engineering (Honors) with over 25 years of experience in gear design. Mr. Freeke is a gear designer and much of his work and development can be seen with companies including Timberland Ellicott, Swann Winches (marine winches), Canron, Western Bridge Div., Vanterm Container Cranes (cranes that have been used in Vancouver and San Francisco), and Locheed Petroleum (oilfield equipments).

Raymond L. Polman, B. Sc., CA, Director, Chief Financial Officer
Mr. Polman has served as a director and our Chief Financial Officer since December 2003. From October 1999 to September 2001, Mr. Polman was founder, President and Chief Executive Officer of Oglenet Software Inc., a private start-up company. From October 2001 to November 2003, Mr. Polman consulted to MCSI Consulting Services Inc. From April 2002 to November 2002 Mr. Polman was President and Chief Executive Officer of Nomadic Collaboration International, Inc., an OTC Bulletin Board company. Prior to the past five years, from 1992-95, he managed the finances and administration of a rapid-growth global environmental consultancy. From 1995-1998 he served as Chief Financial Officer of Nexmedia Technologies Inc., a display advertising software developer, where he was responsible for fund raising and regulatory compliance. Mr. Polman has consulted to a number of rapid growth companies in the Vancouver area including fSONA Communications, and has been an associate with the MCSI Consulting Group, a Vancouver, BC-based firm specializing in corporate finance matters, strategic planning and business planning services. From 1985 to 1992, Mr. Polman was a professional accountant with Deloitte where he specialized in Information Technology Consulting and Computerized Audit Services departments upon completion of his articles in accountancy, audit and taxation. Mr. Polman's academic qualifications include a designation as a (Canadian) Chartered Accountant (1990) and he holds a Bachelor of Sciences degree from the University of Victoria (1985).

Simon Anderson, CA, CBV, Director
Mr. Anderson has served as one of our directors since October 2003. Mr. Anderson has a been a 50% owner and Vice President of MCSI Consulting Services Inc. from 1996 to present. Mr. Anderson is both a Chartered Accountant and a Chartered Business Valuator. From August 1999 to March 2000 he was Treasurer of MC2 Learning Systems, Inc. From August 1999 until March 2004 he was CFO of XML Global Technologies, Inc., and from August 1999 until June 2004 he was a director of that company. From February 2004 to November 2004 he has been CFO of Shep Technologies Inc., since May 2004 he has been CFO of Buffalo Gold Ltd. Since July 2004, Mr. Anderson has been a director of Sinovac Biotech Co, Ltd. Mr. Anderson received a Bachelor of Commerce in Accounting and Management Information Systems from the University of British Columbia in May 1983 and was admitted as a member of the Institute of Chartered Accountants in British Columbia in 1986. He has also been a member of the Canadian Institute of Charter Business Valuators since 1990.

Except as indicated above, during the last five years none of our directors or officers have:

a.
had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

b.	been convicted in a criminal proceeding or subject to a pending criminal proceeding;

c.
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

d.
been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

          2.     Meetings and Committees of the Board of Directors

          a.     Meetings of the Board of Directors

          During the fiscal year ended August 31, 2004, the Board of Directors held six meetings, including regularly scheduled and special meetings. Anderson, Nosh and Polman attended 100% of the board meetings. Brynelsen attended 83% (five) of the board meetings, and Freeke attended 67% (four) of the board meetings. Outside directors were not reimbursed their expenses associated with attendance at such meetings or otherwise incurred in connection with the discharge of their duties as directors. Directors receive 100,000 stock options at the date of their appointment and receive an additional 25,000 options for each year annually on the anniversary date of their appointment, as long as they continue to serve as directors and 15,000 options per year for serving on a committee.

          b.     Committees

          The board appoints committees to help carry out its duties. In particular, board committees work on key issues in greater detail than would be possible at full board meetings. Each committee reviews the results of its meetings with the full board.

          During the fiscal year ended August 31, 2004, the Board established the following committees:

Audit Committee

          The audit committee is currently composed of the following directors:

                    Simon Anderson, CA
                    Laith Nosh

          The Board of Directors has determined that Simon Anderson and Laith Nosh are not "independent" within the meaning of the National Association of Securities Dealers, Inc.'s listing standards. For this purpose, an audit committee member is deemed to be independent if he does not have a relationship that, in the opinion of the Company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

          During the fiscal year ended August 31, 2004, and during the current period the audit committee does not have a member who would be deemed an audit committee financial expert within the meeting of Item 401(e)(2) of regulation SB. The reason has been a lack of unreserved working capital which would be required to engage the services of such an expert.

          During the fiscal year ended August 31, 2004, the audit committee met two times, which meetings were attended by all of its members. The committee is responsible for accounting and internal control matters. The audit committee:

-	reviews with management, the internal auditors and the independent auditors, policies and procedures with respect to internal controls;
-	reviews significant accounting matters;
-	approves the audited financial statements prior to public distribution;
-	approves any significant changes in accounting principles or financial reporting practices;
-	reviews independent auditor services; and
-	recommends to the board of directors the firm of independent auditors to audit our consolidated financial statements.

          In addition to its regular activities, the committee is available to meet with the independent accountants, controller or internal auditor whenever a special situation arises.

          Our board of directors has not adopted a written charter for the audit committee, but plans to adopt one before the end of the current fiscal year.

Audit Committee Report

          The audit committee of the board of directors has:

          1.     reviewed and discussed the Company's audited financial statements for the fiscal year ended August 31, 2004 with management and representatives of Dohan and Company, CPA’s, P.A.

          2.     discussed with Dohan and Company the matters required to be discussed by SAS 61, as modified or supplemented; and

          3.     received the written disclosures and letter from Dohan and Company required by Independence Standards Board Standard No. 1 and discussed Dohan and Company's independence with representatives of Dohan and Company.

          Based on the review and discussions referred to above, the audit committee recommends to the board of directors that the audited financial statements for the fiscal year ended August 31, 2004, be included in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission.

By: The Audit Committee

Compensation Advisory Committee

          There is presently no appointed compensation advisory committee. Matters normally addressed by the compensation advisory committee are currently addressed by the board at large.

          Any transactions between the Company and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company's independent, outside disinterested directors.

Nomination Process

          The Board of Directors has not appointed a standing nominating committee but intends to do so during the current year. The board as a whole, which consists of five members currently, has addressed the process of determining director nominees. The board has not adopted a charter to govern the director nomination process.

          Of the currently serving five directors, none would be deemed to be independent within the meaning of the National Association of Securities Dealers, Inc.'s listing standards. For this purpose, a director is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

          The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation. The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Laith Nosh, President, at the Company's principal executive offices located in Coquitlam, British Columbia and provide to Mr. Nosh, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation SB, and a statement of the reasons why the security holder is making the recommendation. The Company must receive such recommendation before August 31, 2005.

          The board of directors believes that any director nominee must possess significant experience in business and/or financial matters as well as a particular interest in the Company's activities.

Shareholder Communications

          Any shareholder of the Company wishing to communicate to the board of directors may do so by sending written communication to the board of directors to the attention of Mr. Laith Nosh, President, at the principal executive offices of the Company. The board of directors will consider any such written communication at its next regularly scheduled meeting.

          Any transactions between the Company and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company's independent, outside disinterested directors.

Code of Ethics

          Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees subsequent to fiscal year ended August 31, 2004. We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics. Such request should be made in writing and addressed to Investor Relations, Ikona Gear International, Inc., 1850 Hartley Avenue, Unit #1, Coquitlam, British Columbia Canada, V3K 7A1. Further, our Code of Business Conduct and Ethics is being filed herewith as an exhibit to this Annual Report on Form 10-KSB.

Section 16(a) Compliance

          Under the Securities Laws of the United States, the Company's Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of our common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates. All of these filing requirements were satisfied by our Officers, Directors, and ten-percent holders with the following exceptions: - Messrs Anderson, Brynelsen, Freeke, and Nosh each failed to file on a timely basis one report covering one transaction. In making these statements, we have relied on the written representation of its Directors and Officers or copies of the reports that they have filed with the Commission.

Item 10.     Executive Compensation

The following table and discussions summarizes all plan and non-plan compensation earned by or paid to our chief executive officer for our last two completed fiscal years. No other executive officer received total annual salary and bonus of at least $100,000 during those periods.

TABLE 1

SUMMARY COMPENSATION TABLE

					Long Term Compensation
	Annual Compensation				Awards		Payouts
				Other
				Annual	Restricted
Name and				Compen-	Stock		LTIP	All Other
Principal		Salary	Bonus	sation	Award(s)	Options/	Payouts	Compensa-
Position	Year	($)	($)	($)	($)	SARs(#)	($)	tion ($)

Laith I. Nosh,	2004	$82,500	-0-	8,855	-0-	550,000	-0-	-0-
President & CEO
Laith Nosh, President	2003	-0-	-0-	-0-[1]	-0-	-0-	-0-	-0-
& CEO
Richard Achron, past	2003	-0-	-0-	-0-[2]	-0-	-0-	-0-	-0-
President & CEO

1 Mr. Nosh became President & CEO of Ikona Gear International, Inc. on October 27, 2003 when Oban Mining Inc. acquire Ikona Gear USA, Inc.. Mr. Nosh received no compensation prior to this date for his services, except from Ikona Gear USA, Inc. Mr. Nosh received his compensation in the form of management fees paid to his consultancy, Diversified Sciences Limited.
2 Mr. Achron was our sole employee prior to the acquisition of Ikona Gear International, Inc. on October 27, 2003. Mr. Achron received no compensation for his services. Mr. Achron resigned as President and Chief Executive Officer on October 30, 2003, upon completion of the acquisition of Ikona Gear International, Inc. Mr. Achron resigned as director on January 22, 2004.

None of the current executive officers were either employed or served in an executive or employment capacity with the company prior assuming their duties for Ikona on October 28, 2003, subsequent to the last fiscal year of Ikona Gear. Upon acquiring Ikona Gear International, Inc., we adopted the fiscal year end of Ikona, being August 31, 2003. Prior to acquiring Ikona, our prior fiscal year end was December 31, 2002.

No executive officer will receive perquisites and other personal benefits which, in the aggregate, exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus paid during the fiscal year.

See “Director Compensation” below for options granted during the fiscal year ended August 31, 2004, to any of the named executive officers. No options were exercised during the year ended August 31, 2004.

Director compensation

          Under our Equity Incentive Plan, each of our current directors received an option grant to purchase shares of our common stock. Directors generally receive options to purchase 100,000 shares of our common stock for serving on the board and further options to purchase 15,000 shares of our common stock for each committee on which they serve. Directors who are also officers of our company generally receive an option to purchase an additional 150,000 shares of our common stock. Directors who are employees of our company may be granted a further "dollar-weighted" option to acquire common stock when first employed by our company, whereby they receive an option to acquire one share of common stock per dollar of salary that they earn on an annualized basis. We may grant additional options to other directors commensurate with their roles and other subjective assessments of the compensation committee. We plan to make annual grants of options to purchase 25,000 shares of our common stock to directors who continue to serve, based on their anniversary date. Options are priced based on a 100% of their market value on the date of the grant.

          In a grant on December 1, 2003, Mr. Polman, our chief financial officer and a director, was granted an option to purchase 341,000 shares of common stock at a purchase price per share of $0.60. Of the option grant, 250,000 of these shares relate to his services as a director and officer and vested upon issuance, and a further 91,000 shares were issued "dollar weighted" commensurate with his employment, subject to monthly vesting over a period of twenty-four months.

          In a grant on June 28, 2004, Mr. Nosh was granted an option to purchase 550,000 shares of common stock at a purchase price of $1.10 of which 250,000 relate to his services as a director and officer and vested upon issuance. The remaining 300,000 shares relate to his employment and vest on a quarterly basis over a two-year period. Vesting of these options is contingent on Mr. Nosh being employed as contemplated and on his continued employment. The number of options granted to Mr. Nosh reflects his role as a founder of our company.

          In a grant on June 28, 2004, Mr. Brynelsen was granted an option to purchase 400,000 shares of common stock at a purchase price of $1.10 of which 250,000 relate to his services as a director and vested upon issuance. The remaining 150,000 options relate to his employment and vest on a quarterly basis over a two-year period. Vesting of these options is contingent on Mr. Brynelsen being employed as contemplated and on his continued employment. The number of options granted to Mr. Brynelsen reflects his role as a founder of our company.

          In a grant on June 28, 2004, Mr. Freeke was granted an option to purchase 220,000 shares of common stock at a purchase price of $1.10 of which 100,000 relate to his services as a director and vested upon issuance. The remaining 120,000 options are "dollar weighted" and relate to his employment as Chief Engineer and vest on a quarterly basis over a two-year period. Vesting of these options is contingent on Mr. Freeke being employed as contemplated and on his continued employment. The number of options granted to Mr. Freeke reflects his close ties to the gearing industry, which is where we are focusing our efforts.

          In a grant on June 28, 2004, Mr. Anderson was granted an option to purchase 115,000 shares of common stock at a purchase price of $1.10 of which 100,000 relate to his services as a director and vested upon issuance. The remaining 15,000 options relate to his role serving on the audit committee and vested upon issuance.

2003 Equity Incentive Plan

          On October 28, 2003, the Board of Directors authorized and our stockholders approved, the 2003 Equity Incentive Plan for our officers, directors and other employees, plus outside consultants and advisors. Under the Equity Incentive Plan, our employees, outside consultants and advisors may receive awards of non-qualified options and incentive options, stock appreciation rights or restricted stock. A maximum of 4,400,000 shares of our common stock are subject to the Equity Incentive Plan. As of the date of this Report, no stock appreciation rights or restricted stock has been granted under the Equity Incentive Plan, and we have granted options to purchase 1,974,000 shares of our common stock. To date no options have been exercised. The purpose of the Equity Incentive Plan is to provide employees, including our officers and employee directors, and non-employee consultants and advisors, with an increased incentive to make significant and extraordinary contributions to our long-term performance and growth, to join their interests with the interests of our shareholders, and to facilitate attracting and retaining employees of exceptional ability.

          Currently under the Plan we have issued 1,974,000 options of which 1,974,000 remain unexercised. The options have a weighted average exercise price of $1.01 per share. The stock that we may issue under our Equity Incentive Plan shall not exceed 4,400,000 shares of Common Stock (determined without giving effect to any stock split) but we may reclaim stock and re-issue terminated options. The exercise price of each Incentive Stock Option shall be not less than 100% of the Fair Market Value and such options may not be transferable. The exercise price of each Non-statutory stock option shall be not less than 100% of the Fair Market value. The total number of shares of stock subject to an Option may, but need not, be allotted in periodic installments at the discretion of the Board of Directors or the Compensation Committee. Options terminate on the earliest of (i) the date three months after termination, (ii) seven years from the date of grant, or (iii) an earlier date as previously agreed upon the by the Board of Directors or the Compensation Committee.

          The Equity Incentive Plan may be administered by the Board, or in the Board's sole discretion by the Compensation Committee of the Board or such other committee as may be specified by the Board to perform the functions and duties of the Committee under the Equity Incentive Plan. Subject to the provisions of the Equity Incentive Plan, the Committee and the Board shall determine, from those eligible to be participants in the Plan, the persons to be granted stock options, stock appreciation rights and restricted stock, the amount of stock or rights to be optioned or granted to each such person, and the terms and conditions of any stock option, stock appreciation rights and restricted stock.

Employment agreements

          As part of the merger agreement with our predecessor company, we assumed a consulting services agreement with Mr. Laith I. Nosh, our President and Chief Executive Officer, dated November 1, 2002, amended on April 1, 2004. The agreement continues until Mr. Nosh provides six months' notice or termination. Mr. Nosh is to receive $102,000, or $8,500 per month (CAD$ 11,333 per month) and the salary is to be approved by the Board on November 1st of each year. There is no commitment to increase Mr. Nosh's salary, but his salary is subject to upward review only. We also provide to Mr. Nosh a car allowance of CAD$1,150 ($863) per month. While we have no obligation to provide for Mr. Nosh's retirement savings, we have agreed in his employment contract to contribute to a retirement savings plan at such time as the board of directors approves such a plan for the Company.

          As part of the merger agreement with our predecessor company, we assumed a consulting agreement with 110980 Investments Ltd., for the services of Mr. Dal Brynelsen, our Executive Vice President, dated March 1, 2003, which continues for a term of one year. The agreement has been renewed and renews automatically on an annual basis until terminated with a 60-day notice requirement. Mr. Brynelsen is to receive $90,000 per year. Mr. Brynelsen is also eligible to receive stock options.

          Our consulting agreement with Raymond L. Polman, our Chief Financial Officer and one of our directors, is dated December 1, 2003. The agreement continues until we provide three months' notice of termination to Mr. Polman. Mr. Polman is to receive $90,000 per year. There is no commitment to increase Mr. Polman's salary, but his salary is subject to upward review only.

Item 11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to beneficial ownership of our common stock by:

  each person who beneficially owns more than 5% of the common stock;
  each of our executive officers named in the Management section;
  each of our directors; and
  all executive officers and directors as a group.

The table shows the number of shares owned as of November 22, 2004 and the percentage of outstanding common stock owned as of November 22, 2004. Each person has sole voting and investment power with respect to the shares shown, except as noted.

	Number of Shares	Percentage of Outstanding
	Of Common Stock	Shares Owned
	Beneficially	Current
Name and Address of Beneficial Owner	Owned (1)	(as of 11/22/2004) (2)

Laith Nosh	6,550,000(3)	27.2
1041 Millstream Road
West Vancouver, BC
Canada V7S2C6

Mr. Dal Brynelsen	1,993,416(4)	8.3
5825 San Soucie Road, RR 1, S11
Halfmoon Bay, BC
Canada

Raymond Polman	341,000(5)	1.4
2492 West 45th Avenue
Vancouver, BC
V6M 2J8 Canada

Barrie Freeke	495,000(6)	2.1
24343 61 Avenue, Langley, BC
Canada V2Y 2G2

Mr. Simon Anderson	490,000(7)	2.0
609 Granville Street, Suite 880, Vancouver, BC,
Canada, V7Y 1G5

All Officers and Directors as a Group	9,869,416	41.0
(5 persons)

(1)
Beneficial ownership is based on information provided to us, and the beneficial owner has no obligation to inform us of or otherwise report any changes in beneficial ownership. Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)
The percentages shown are calculated based upon 24,090,325 shares of common stock outstanding on November 22, 2004. In calculating the percentage of ownership, unless as otherwise indicated, all shares of common stock that the identified person or group had the right to acquire within 60 days of the date of this report upon the exercise of options and warrants are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)
Mr. Nosh is a director and our President and Chief Executive Officer. Of the 6,550,000 shares, 3,250,000 are held directly by Mr. Nosh; an aggregate of 2,725,000 shares are held by Diversified Sciences Limited, a controlled corporation of Mr. Nosh; and an aggregate of 25,000 shares are held of record by Ikona Gear Technologies, Inc., also a controlled corporation of Mr. Nosh. This includes 550,000 shares of common stock that are subject to an option. Of the shares subject to an option, 250,000 are fully vested and could be purchased within 60 days from the date of this report.

(4)
Mr. Brynelsen would be deemed the beneficial owner of an aggregate of 1,993,416 shares of our common stock. Of those shares, 900,000 are held directly by Mr. Brynelsen; and an aggregate of 693,416 shares are held by Mr. Brynelsen's spouse Ms. Denise Broderick. This includes 400,000 shares of common stock that are subject to an option. Of the shares subject to an option, 250,000 are fully vested and could be purchased within 60 days from the date of this report.

(5)
Mr. Polman is a director and Chief Financial Officer. This represents shares of common stock that are subject to option. An option to purchase 100,000 shares is fully vested and may be exercised in whole or in part at any time before December 1, 2010. An option to purchase up to 241,000 is subject to monthly vesting provisions between December 1, 2003 and December 1, 2005. Of the shares subject to an option, 170,292 are fully vested and could be purchased within 60 days from the date of this report.

(6)
Mr. Freeke is a director. Includes 275,000 shares of common stock owned directly by Mr. Freeke, and 220,000 shares of common stock that are subject to an option. Of the 220,000 shares subject to an option, 100,000 are fully vested and may be exercised in whole or in part at any time before October 8, 2008, and 120,000 of the options are subject to vesting provisions on a quarterly basis between June 28, 2004 and June 28, 2006. Of the shares subject to an option, 100,000 are fully vested and could be purchased within 60 days from the date of this report.

(7)
Mr. Anderson is a director and Secretary. Represents 115,000 shares of common stock that are subject to an option, and 375,000 shares beneficially owned by Mr. Anderson through MCSI Capital Corp. in which Mr. Anderson is a 50% partner. All of the options may be exercised in whole or in part within 60 days from the date of this report.

Item 12.     Certain Relationships and Related Transactions

          Diversified Sciences Limited., a consulting firm that is 100% owned by Ikona Gear Technologies, Inc. which is turn owned by our Chief Executive Officer and his family, provides services to us including the services of Laith I. Nosh as President & CEO and in developing and executing our business plan. Total payments to Diversified Sciences Limited in the period September 1, 2003 to August 31, 2004 were $91,353, all of which was payment for Mr. Nosh's services.

          Ikona Gear (Canada) Inc. an engineering firm that is 100% owned by our Chief Executive Officer, provided engineering services to us in the current fiscal year from September 1, 2003 to October 31, 2003. These services included the services of Barrie Freeke, our most senior engineering resource. Total payments to Ikona Gear (Canada) Inc in the period September 1, 2003 to August 31, 2004 were $127,741. Effective November 1, 2003, all of the functions of Ikona Gear (Canada) Inc. were assumed by Ikona Gear Corp., a new British Columbia incorporated company and wholly-owned subsidiary of our company.

          Nomadic Enterprises Corp., a consulting firm that is 100% owned by our Chief Financial Officer, provides services to us including the services of Raymond L. Polman, CA as CFO. Total payments to Nomadic Enterprises Corp. in the period September 1, 2003 to August 31, 2004 were $72,688, all of which was payment for Mr. Polman’s services.

          110980 Investments Ltd., a consulting firm that is 100% owned by the spouse of our Executive Vice President, provides services to us, including the services of Mr. Dal Brynelsen, as Executive Vice President. Total payments to 110980 Investments Ltd. in the period September 1, 2003, to August 31, 2004 were $67,996, all of which was payment for Mr. Brynelsen's services.

Item 13.     Exhibits and Reports on Form 8-K

Exhibit No.		Title
*	2.1	Agreement and Plan of Reorganization, dated effective as of October 10, 2003, between Oban Mining, Inc. and Ikona Gear International, Inc.
**	3.1	Articles of Incorporation effective September 19, 2000
X	3.1.1	Amendment to Articles of Incorporation effective December 1, 2003
***	3.2	Amended Bylaws effective July 8, 2004
	5.1	Opinion of Clifford L. Neuman, P.C.
*****	10.1	2003 Equity Incentive Plan
****	10.2	Consulting Agreement dated November 1, 2002 with Laith I. Nosh
****	10.3	Consulting Agreement dated March 1, 2003 with 110980 Investments Ltd.
****	10.4	Consulting Agreement dated December 1, 2004 with Raymond L. Polman
****	10.7	Magna Advanced Technologies Letter Agreement dated April 8, 2003, and amendment dated April 30, 2004
******	10.8	Aircast Letter Agreement dated April 8, 2003, and amendment dated April 30, 2004
*******	16.0	Letter on change in certifying accountant
	21.0	List of Subsidiaries
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference from Quarterly Report on Form 10-QSB, filed with the Commission on October 23, 2003

**	Incorporated by reference from the Registration Statement on Form SB-2, filed with the Commission on January 18, 2001
***	Incorporated by reference from Quarterly Report on Form 10-QSB, filed with the Commission on July 14, 2004
****	Incorporated by reference from Quarterly Report on Form 10-QSB, filed with the Commission on January 20, 2004
*****	Incorporated by reference from the Information Statement on Form 14C, filed with the Commission on November 10, 2001
******	Incorporated by reference from Quarterly Report on Form 10-QSB, filed with the Commission on April 14, 2004
*******	Incorporated by reference from a Current Report on Form 8-K, filed with the Commission on November 14, 2003
X	Incorporated by reference from a Current Report on Form 8-K, filed with the Commission on December 5, 2003

(b) Reports on Form 8-K.

Current Report dated November 26, 2003 reporting under Item 1 a change of control of the Company.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The following table details the aggregate fees billed to the Company by Dohan & Company, CPA’s, P.A., its independent auditors, for each of the last two fiscal years:

	2004	2003

Audit Fees	$33,500	$7,250
Audit-Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

Total	$33,500	$-0-

          The caption "Audit Fees" includes professional services rendered for the audit of the annual consolidated financial statements and review of the quarterly consolidated financial statements.

          It is the policy of the audit committee to pre-approve all services to be performed by the independent accountants. The Board of Directors has not considered whether the provision of the services covered by the caption "Other" in the above table is compatible with Dohan and Company’s independence.

SIGNATURES

          In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKONA GEAR INTERNATIONAL, INC.

Date: November 26, 2004	By:	/s/ Laith I. Nosh

Laith I. Nosh, President

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laith I. Nosh	President and Director	November 26, 2004
Laith I. Nosh	(Principal Executive Officer)

/s/ Simon Anderson	Secretary and Director	November 26, 2004
Simon Anderson

/s/ Dal Brynelsen	Director	November 26, 2004
Dal Brynelsen

/s/ Barrie Freeke	Director	November 26, 2004
Barrie Freeke

/s/ Raymond L. Polman	Chief Financial Officer and Director	November 26, 2004
Raymond L. Polman	(Principal Financial and Accounting Officer)