Form 10QSB
period 2004-11-30
IKONA GEAR INTERNATIONAL INC
filed 2005-01-10
CIK 1130809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
  ☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

  ☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [      ] to [     ]

Commission file number 000-49664

IKONA GEAR INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0474903
(State or other jurisdiction of incorporation or	(Employer Identification No.)
organization)

1850 Hartley Avenue, Unit#1
Coquitlam, BC, Canada
V3K 7A1
(Address of principal executive offices)

(604) 523-5500
(Issuer's telephone number)

__________________________________________________________________
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

24,090,325 common shares outstanding as of January 10, 2005

Transitional Small Business Disclosure Format (Check one):         Yes  ☐  No  ☒

Part I - FINANCIAL INFORMATION

Item 1.            Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States of America.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in United States Dollars)

November 30, 2004
(Unaudited)

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Balance Sheet
(Unaudited)

November 30,
2004

ASSETS

Current:
Cash	$665,551
Refundable tax credits	17,270
Prepaid expenses	14,870
Deferred taxes, net of valuation allowance of $736,000	-

Total current assets	697,691

Property and equipment (Note 5)	184,203

Total assets	$881,894

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$47,768

Total current liabilities	47,768

Commitments and contingency (Notes 2 and 10)

Stockholders' equity
Common stock (Note 7)
Authorized
100,000,000 common shares, each with par value of $0.00001
Issued and outstanding
24,090,325 common shares	241
Additional paid-in capital	3,023,538
Accumulated deficit during the development stage	(2,189,653)

Total stockholders' equity	834,126

Total liabilities and stockholders' equity	$881,894

The accompanying notes are an integral part of these consolidated financial statements

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Cumulative
	Amounts
	From Inception
	(August 16, 2001)
	to	Three Months Ended November 30,
	November 30, 2004	2004	2003

REVENUES
Engineering services	$198,693	$1,604	$33,750

EXPENSES
Amortization and depreciation	79,391	18,734	4,127
Business development	414,010	70,750	45,832
Corporate finance	176,741	24,300	11,250
Foreign exchange gain	(11,220)	(11,220)	-
General and administrative	126,083	35,928	10,135
General consulting	13,122	-	-
Investor relations	219,135	112,950	-
Listing and filing fees	14,400	2,920	-
Professional fees	163,021	16,912	42,550
Rent	57,294	17,461	4,275
Research and development	806,369	133,042	74,023
Travel and related	146,237	22,097	15,851
Impairment of patents and trademark	183,763	-	-

	(2,388,346)	(443,874)	(208,043)

Loss before income taxes	(2,189,653)	(442,270)	(174,293)
Income taxes	-	-	-

Net loss for the period	$(2,189,653)	$(442,270)	$(174,293)

Basic and diluted net loss per share		$(0.02)	$(0.01)

Weighted average number of common shares outstanding		24,090,325	17,312,966

The accompanying notes are an integral part of these consolidated financial statements

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficiency)
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
				- Continued --

The accompanying notes are an integral part of these consolidated financial statements

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficiency)
(Unaudited)
--Continued--

				Accumulated
	Common Stock			Deficit
			Additional	During the
	Number of		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Recapitalization, October 2003	6,814,000	$68	$154,932	$-	$155,000
Shares cancelled, January 2004	(500,000)	(5)	5	-	-
Issuance of common shares for cash at $0.50 per
share, January 2004	290,000	3	144,997	-	145,000
Issuance of common shares for cash at $0.75 per
share (gross proceeds $465,500, net of issuance
costs of $29,225), February 2004	620,666	6	436,269	-	436,275
Issuance of common shares for cash at $0.75 per
share (gross proceeds $1,016,201, net of
issuance costs of $51,275), March 2004	1,354,933	14	964,912	-	964,926
Issuance of common shares for cash at $0.75 per
share (gross proceeds $346,822, net of issuance
costs of $7,000), March 2004	462,427	4	339,818	-	339,822
Issuance of common shares for cash at $0.75 per
share, July 2004	6,666	-	5,000	-	5,000
Stock based compensation expense	-	-	38,758	-	38,758
Net loss for the year	-	-	-	(1,016,640)	(1,016,640)

Balance at August 31, 2004	24,090,325	$241	$2,962,352	$(1,747,383)	$1,215,210
Stock based compensation expense	-	-	61,186	-	61,186
Net loss for the period	-	-	-	(442,270)	(442,270)

Balance at November 30, 2004	24,090,325	$241	$3,023,538	$(2,189,653)	$834,126

The accompanying notes are an integral part of these consolidated financial statements

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Cumulative
	Amounts
	From Inception
	(August 16, 2001)
	to
	November 30,	Three Months Ended November 30,
	2004	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,189,653)	$(442,270)	$(174,293)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization and depreciation	79,391	18,734	4,127
Investor relations fees paid by stock options	54,292	15,534	-
Consulting fees paid by common stock	81,537	45,652	-
Gain on disposal of assets	(114)	-	-
Impairment of patents and trademark	183,763	-	-
Change in operating assets and liabilities:
Accounts receivable	(17,270)	(2,998)	(12,038)
Prepaid expenses	(14,870)	1,952	2,000
Advances to related party	-	-	28,834
Accounts payable	47,768	(50,458)	52,958
Due to related party	-	(161)	-

Cash used in operating activities	(1,775,156)	(414,015)	(98,412)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances received from the Company
prior to recapitalization	155,000	-	155,000
Due to related parties	(121,100)	-	-
Issuance of common stock, net of issuance costs	2,622,950	-	-

Cash provided by financing activities	2,656,850	-	155,000

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment acquired for cash	(218,078)	(46,233)	(4,466)
Proceeds on disposal of assets	1,935	-	-

Cash used in investing activities	(216,143)	(46,233)	(4,466)

NET INCREASE (DECREASE) IN CASH	665,551	(460,248)	52,122
CASH AT BEGINNING OF PERIOD	-	1,125,799	2,226

CASH AT END OF PERIOD	$665,551	$665,551	$54,348

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
November 30, 2004
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

On October 31, 2003, the Company incorporated a wholly-owned subsidiary, Ikona Gear Corp., a British Columbia Corporation.

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at November 30, 2004, and for all periods presented, have been included. Interim results for the three-month period ended November 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

November 30,
2004

Accumulated deficit during the development stage	$(2,189,653)
Working capital	$649,923

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
November 30, 2004
(Unaudited)

Note 3 - Significant Accounting Policies

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

	Cumulative
	Amounts
	From
	Inception
	(August 16,	Three Months	Three Months
	2001) to	Ended	Ended
	November 30,	November 30,	November 30,
	2004	2004	2003

Net loss, as reported	$(2,189,653)	$(442,270)	$(174,293)

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	(861,376)	(93,795)	-

Pro-forma net loss	$(3,051,029)	$(536,065)	$(174,293)

Basic and diluted net loss per share, as reported		$(0.02)	$(0.01)

Basic and diluted net loss per share, pro-forma		$(0.02)	$(0.01)

Comparative figures

Certain of the prior periods figures were re-classified to conform with the presentation adopted in the current period.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
November 30, 2004
(Unaudited)

Note 4 – Patents and Trademark Rights

In September 2001, the Company acquired patent and trademark rights (the “Acquired Technology”) from Diversified Sciences Limited (“Diversified”) and Ikona Technologies Inc. (“Technologies”), companies related by virtue of a common director, officer and significant shareholder. The patent rights relate to planetary gearing technology and consist of a United States patent, a Canadian patent and a European patent applicable in France, Germany, Italy, Great Britain and Sweden. The US patent has a term of 17 years from the issue date and expires on November 11, 2015. The Canadian patent has a term of 20 years from the filing date and expires on July 29, 2014. The remaining patents have terms of 20 years from the date of filing the European patent and expire on July 26, 2015. The trademark acquired by the Company provides for the exclusive assignment of rights, title and interest in the “IKONA Gear TM” Canadian Trademark.

The patent acquisition agreement with Diversified required the Company to issue 2,180,000 shares of common stock at a value of $109,000 to Diversified and pay $63,000 (C$100,000) less Diversified’s tax credit recoveries of $18,900 (C$30,000) relating to the patents.

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

Due to the uncertainties related to expected future undiscounted cash flows, management has concluded that the carrying value of intangible assets had been materially impaired and has written-down the entire value of intangible assets resulting in a charge of $183,763 to operations in August 2004.

Note 5 – Property and Equipment

		November 30,
		2004

		Accumulated	Net
	Cost	Depreciation	Book Value

Computers and Software	$58,845	$18,259	$40,586
Furniture	26,897	2,325	24,572
Research and Dev. Equipment	56,151	4,566	51,585
Leasehold Improvements	74,182	6,722	67,460

	$216,075	$31,872	$184,203

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
November 30, 2004
(Unaudited)

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

The Company entered into the following transactions with related parties during the three months period ending November 30, 2004:

a)	Paid or accrued business development fees of $18,225 (2003 - $16,875) to a company controlled by a relative of a director of the Company.

b)	Paid or accrued business development fees of $27,539 (2003 - $16,875) to a company controlled by a director of the Company.

c)	Paid or accrued corporate finance fees of $24,300 (2003 - $3,750) to a company related to a director of the Company.

These transactions are in the normal course of operations and are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

Note 7 –Capital Stock

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
November 30, 2004
(Unaudited)

Note 7 –Capital Stock (Continued)

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

In February 2004, the Company issued 620,666 units at a price of $0.75 per unit for cash proceeds of $436,275 (gross proceeds of $465,500 net of finders’ fees of $29,225). Each unit consists of one share of common stock and one-half of one non-transferable share purchase warrant whereby each whole warrant entitles the holder to acquire one additional share of common stock at a price of $3.00 per share for a period of one year.

In March 2004, the Company issued 1,354,933 units at a price of $0.75 per unit for cash proceeds of $964,926 (gross proceeds of $1,016,201 net of finders’ fees of $51,275). Each unit consists of one share of common stock and one-half of one non-transferable share purchase warrant whereby each whole warrant entitles the holder to acquire one additional share of common stock at a price of $3.00 per share for a period of one year.

In April 2004, the Company issued 462,427 units at a price of $0.75 per unit for cash proceeds of $334,197 (gross proceeds of $346,822 net of finders’ fees of $7,000). Each unit consists of one share of common stock and one-half of one non-transferable share purchase warrant whereby each whole warrant entitles the holder to acquire one additional share of common stock at a price of $3.00 per share for a period of one year.

In July 2004, the Company issued 3,333 units at a price of $0.75 per unit for cash proceeds of $5,000. Each unit consists of one share of common stock and one-half of one non-transferable share purchase warrant whereby each whole warrant entitles the holder to acquire one additional share of common stock at a price of $3.00 per share for a period of one year.

Note 8 – Stock Options and Warrants

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

	November 30, 2004
	Number of	Weighted Average
	Options	Exercise Price
Options outstanding, beginning of the year	1,974,000	$1.01
Issued	100,000	1.20
Exercised	-	-
Expired	50,000	1.00
Options outstanding, end of the period	2,024,000	$1.02
Options exercisable, end of the period	1,201,688	$1.02
Weighted average fair value of options granted in the year		$1.20

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
November 30, 2004
(Unaudited)

Note 8 – Stock Options and Warrants (Continued)

Stock Options (Continued)

The fair value of options granted to consultants recognized during the current period was $61,186 (2003 - $nil), of which $45,652 has been recorded as research and development fees (2003 - $nil) and $15,534 as investor relations fees (2003 - $nil).

A summary of stock options outstanding at November 30, 2004, is as follows:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price	Number	Life	Price	Number	Price
$0.60	341,000	6.00 years	$0.60	220,500	$0.60
$1.00	75,000	3.13 years	$1.00	62,500	$1.00
$1.10	1,558,000	5.58 years	$1.10	868,688	$1.10
$1.40	50,000	0.50 years	$1.40	50,000	$1.40

The Company used the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	4.25%
Dividend yield rate	0.00%
Price volatility	106.20%
Weighted average expected life of options	5.23 years

Warrants

			Exercise	Expiry
Issuances	Issued	Outstanding	Price	Date
February 29, 2004	310,332	310,332	$3.00	February 29, 2005
March 29, 2004	677,469	677,469	$3.00	March 29, 2005
April 30, 2004	231,215	231,215	$3.00	April 30, 2005
July 31, 2004	3,333	3,333	$3.00	July 31, 2005

Total outstanding	1,222,349	1,222,349

Note 9 - Segment Information

The Company’s operations were conducted in one reportable segment, being the development and commercialization of a unique patented gearing technology, primarily in Canada.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
November 30, 2004
(Unaudited)

Note 10– Commitments

The Company amended a consulting agreement with a director, officer and significant shareholder of the Company effective April 1, 2004, to pay monthly management fees totalling approximately $8,500 (C$11,333) (2003 $5,370 (C$7,500)). This agreement can be terminated with six months advance notice.

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

Item2.            Management’s Discussion and Analysis or Plan of Operations

The following discussion and analysis covers material changes in the financial condition of Ikona Gear International, Inc., (the "Company") since August 31, 2004, and material changes in our results of operations for the three months ended November 30, 2004, as compared to the same period in 2003. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2004, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

Special note regarding forward-looking statements

This report contains forward-looking statements within the meaning of federal securities laws. These statements plan for or anticipate the future. Forward-looking statements include statements about our future business plans and strategies, statements about our need for working capital, future revenues, results of operations and most other statements that are not historical in nature. In this Report, forward-looking statements are generally identified by the words "intend", "plan", "believe", "expect", "estimate", and the like. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statues or regulations, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from those expressed or implied.

Overview

We are commercializing our patented gearing technology (the “Ikona Gearing System”). The Ikona Gearing System utilizes a newly designed, patented tooth shape which enables gears to be much smaller, lighter, stronger and more energy efficient while allowing the highest single stage reduction ratio, lower backlash than any other gear currently available on the market. In high-ratio applications the Ikona Gearing System can replace multiple stage gearing systems with a single stage reduction ratio and is thus more cost effective to manufacture.

Our business strategy is based on building partnerships on the strength of our technology. Our business model thus, is to develop joint ventures and licensing agreements with leading industry partners. These partnerships will allow us to develop royalty and licensing revenue streams and to participate in revenues generated from the sale of products stemming from the joint ventures.

Our goal is to capture 5% of the multi-billion dollar gear design market within seven to ten years (worldwide gear manufacturing sales are in the order of $87 billion annually). Our goal in the current operating year is to enter licensing agreements in three distinctly different vertical markets with distinctly different business partners, where we will prove the virtues of our patented gearing technology in applications that generate revenues for us.

We were incorporated in the State of Nevada on September 20, 2000 as "Oban Mining, Inc.". On October 30, 2003, we acquired Ikona Gear International, Inc. ("IKONA"). As a result of the transaction, we changed our name to Ikona Gear International, Inc. and we changed the name of IKONA to Ikona Gear USA, Inc., a wholly-owned subsidiary of Ikona Gear International, Inc., (“the Company”). In connection with the name change, we were assigned a new ticker symbol by the NASD, and our common stock now trades on the Over-the-Counter market under the symbol "IKGI."

Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended November 30, 2004, and November 30, 2003, should be read in conjunction with our most recent IKONA audited annual financial statements as of August 31, 2004, filed under Form 10-KSB on November 26, 2004, and the related notes that appear elsewhere in this quarterly report.

Three Month Period Ended November 30, 2004 (“First Quarter 2005”) compared to Three Month Period Ended November 30, 2003 (“First Quarter 2004”).

Operating Results

REVENUES. Revenues are generated from the provision of engineering services and from licensing royalties. In the three months ended November 30, 2004, we generated revenues of $1,604 from Aircast Inc. In the three months ended November 30, 2003, we generated engineering services revenues of $33,750. In August 2004, we agreed to waive the mandatory lump sum of C$1 million (US$840,000) royalty in from Magna Advanced Technologies (MAT) and Ikona negotiating financial and royalty details on a sector by sector basis dependent on the relative strengths of the engineering solutions and the strength of commercial demand for them. Also, as Ikona has trained MAT engineers to develop the Ikona Gear, we are shifting our engineers to other non-automotive applications and we have waived the requirement for Magna to pay C$20,0000 (US$16,800) monthly engineering fees as entertained in the original Phase I agreement between Ikona and MAT.

AMORTIZATION AND DEPRECIATION. We record depreciation expense on our property, plant and equipment and amortization expense on our capitalized patents and trademark costs. In the three months ended November 30, 2004, we recorded depreciation of $18,734. As of August 31, 2004, we had fully amortized our Patents and Trademarks. We no longer have any unamortized patents and trademark costs. In the comparative period, we recorded no depreciation expense and amortization expense of $4,127 for the three months ended November 30, 2003. The increase in depreciation expense reflects depreciation associated with purchases of depreciable equipment.

BUSINESS DEVELOPMENT. Business development expense reflects internal and external costs to market our business opportunity to existing clients and potential new clients. Business development expense includes: the salaries and benefits of our President & CEO and our Executive Vice President; and fees paid to external consultants. Business development expense was $70,750 for the three months ended November 30, 2004. In the three months ended November 30, 2003, we recorded business development expense of $45,832. The increase in business development expense pertains to a significant increase in management fees to our directors.

CORPORATE FINANCE. Corporate finance expense reflects costs associated with fees paid to maintain the corporate finance function of our company. These fees are paid to our internal CFO and external consultants who oversee accounting, auditing, fund-raising and regulatory reporting functions for our company. Corporate finance expense was $24,300 for the three months ended November 30, 2004. In the comparative period, we recorded corporate finance expense of $11,250 for the three months ended November 30, 2003. The increase in corporate finance expense pertains to increased CFO fees associated with increased duties in regulatory reporting since Ikona Gear became a public reporting entity in October 2003, and recruited a full time CFO effective December 1, 2003.

GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of clerical and administrative salaries and benefits, office rents, office supplies, telephone and telecommunications expenses, courier and other general costs not attributable directly to other Income Statement line items. Our selling, general and administrative expenses were $35,928 for the three months ended November 30, 2004. In the comparative period, we recorded general and administrative expenses of $10,135 ($1,575 of rent was reclassified in the November 30, 2003 comparative period) for the three months ended November 30, 2003. The increase in general and administrative expense pertains to the recruitment of an accountant and an executive assistant to support administrative needs of the company.

INVESTOR RELATIONS. Our investor relations expense consists primarily of external consulting fees and associated communications costs to increase investors’ awareness of our company. Investor relations expenses were $112,950 for the three months ended November 30, 2004. In the comparative period, there were no investor relations expenses for the three months ended November 30, 2003. The increase in expense is associated with our company becoming publicly traded as of October 2003, and an attempt to significantly raise the awareness of our company to investors in the current quarter. Included in the expense for the three months ended November 30, 2004, is an amount of $15,534 of non-cash compensation attributed under the Black-Scholes option pricing model to stock options issued to investor relations consultants.

LISTING AND FILING FEES. Our listing and filing fees expense consists primarily of external consulting fees and associated communications costs to convert our regulatory filings into Edgar filing format. Listing and filing fees expenses were $2,920 for the three months ended November 30, 2004. In the comparative period, there were no listing and filing fees expenses for the three months ended November 30, 2003. The increase in expense is associated with our company becoming publicly traded as of October 2003, and the absence of regulatory filing expenses recorded in the comparative period.

PROFESSIONAL FEES. Our professional fees expense consists primarily of external consulting fees associated with our auditors and our US corporate and securities counsel. Professional fees expense was $16,912 for the three months ended November 30, 2004. In the comparative period, we recorded professional fees expense of $42,550 for the three months ended November 30, 2003. The higher expense in prior year is associated with the expenses of our company becoming publicly traded as of October 2003.

RENT. Rent expense was $17,461 for the three months ended November 30, 2004. In the comparative period, we recorded rent expense of $4,275 for the three months ended November 30, 2003. The increase in rent expense pertains to expansion of our company over the prior year and rent associated with our new facility.

RESEARCH AND DEVELOPMENT. Research and development expense reflects internal and external costs to develop our technology including the salaries of our engineers, fees paid to external consultants, and materials and supplies consumed by our research and development department in advancing our core intellectual property. Research and development expense was $133,042 for the three months ended November 30, 2004. In the comparative period, we recorded research and development expense of $74,023 for the three months ended November 30, 2003 ($2,700 was reclassified out of research and development and into Rent in the comparative period). The increase in research and development expense pertains to growth in the size of our engineering team over the prior year plus a non-cash compensation expense of $45,652 associated with 50,000 stock options granted at $1.10 per share to a consultant.

TRAVEL AND RELATED. Travel and related expense all of our travel costs associated with travel for reasons of business development, R&D, and Corporate Finance. Included in travel are the costs of flights, trains, automotive rentals, accommodations, meals and other associated travel costs. Travel and related expense was $22,097 for the three months ended November 30, 2004. In the comparative period, we recorded travel and related expense of $15,851. The increase in expense is associated with establishing new investor relations programs in North America and in Europe.

Liquidity and Capital Resources

As at November 30, 2004, our total cash was $665,551, our working capital was $649,923, and our stockholders’ equity was $834,126. Since inception, we have incurred cumulative losses of $2,189,653. Our current working capital is expected to be sufficient to satisfy our operating requirements for approximately six months. Our ability to satisfy projected working capital requirements is dependent upon our ability to secure additional funding through public or private sales of securities, including equity securities. There is no assurance that we will secure the necessary capital on terms acceptable to us. If we are unable to raise additional capital when needed, this could have a material adverse affect on us, including possibly requiring us to curtail or cease our operations.

Our Company is in the development stage and expects to remain in the development stage for the current operating year. We do not expect to generate significant net cash flow from operations in the present year.

In the three months ended November 30, 2004, our operations consumed $443,874. Our net loss of $442,270 was partially offset by depreciation of $18,734, and by $61,186 of non-cash stock-based compensation.

In the three months ended November 30, 2004, we spent $46,233 on furniture and machinery and equipment.

Item 3.            Controls and Procedures

Laith Nosh, President and Chief Executive Officer and Raymond L. Polman, Chief Financial Officer of the Company have established and are currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to them as soon as it is known by others within the Company.

Our Chief Executive Officer and Chief Financial Officer conduct an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that significantly affect these controls subsequent to the date of the previously mentioned evaluation.

Part II - OTHER INFORMATION

Item 1.            Legal Proceedings:

None.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds:

None.

Item 3.            Defaults upon Senior Securities:

None.

Item 4.            Submission of Matters to a Vote of Security Holders:

None.

Item 5.            Other Information:

None.

Item 6.            Exhibits

(a)

Exhibit No.	Description

31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32	Certificate pursuant to 18 USC Section 1350

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKONA GEAR INTERNATIONAL, INC.

By:	/s/ Laith Nosh	By:	/s/ Raymond L. Polman
Laith Nosh, President & CEO		Raymond L. Polman, CA, CFO
Date:	January 10, 2005	(Principal Financial and Accounting Officer)
		Date:	January 10, 2005