Form 10KSB/A
period 2004-08-31
IKONA GEAR INTERNATIONAL INC
filed 2005-03-01
CIK 1130809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

          Our business strategy is based on building strategic alliances and collaborating to further develop our technology. We are not gear manufacturers, we are gear designers who will manufacture a prototype and then allow our clients to manufacture their own gears based on our design, therefore we have no dependency on any principal suppliers of manufacturing materials or labor. Our business model is to develop licensing agreements and associated royalties attached to the sale of products, where our gear design is licensed for a per unit fee from our clients. Our goal in the current operating year is to enter into licensing agreements in three different vertical markets (for example: automotive, shipping, alternative energy, or robotics) with different business partners, where we will prove the virtues of our patented gearing technology in applications that generate revenues for us. Our ability to generate revenues may vary with the extent of competition in the market. We have only one revenue-producing licensing agreement; as a result we have insufficient information to predict how differences in these markets could have a significant effect on our revenues.

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

          We will be promoting Ikona Gear technology to European and North American industry leaders through: securing public relations representatives in North America and Europe; participating in gear industry trade shows such as Gear Expo; developing and refining joint development alliances and licensing agreements for existing and potential customers; developing alliances with gear manufacturers capable of manufacturing Ikona related products; and developing portable demonstration units.

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

We have audited the accompanying consolidated balance sheets of Ikona Gear International, Inc. (A Development Stage Company) (the Company) as of August 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended and for the period from August 16, 2001 (inception) to August 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended and from August 16, 2001 (inception) to August 31, 2004, in conformity with U.S. generally accepted accounting principles.

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

(b) Property and Equipment

Property and equipment consist of computers and software, furniture, research and development equipment and leasehold improvements. Equipment is recorded at cost less accumulated depreciation, and depreciation is calculated over its useful life of between two and five years using the straight–line method. Leasehold improvements are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the three year term of the lease .

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

(k) Foreign Currency Translation

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in the statement of operations. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statement of operations. Foreign exchange gains (losses) of $3,217 (2003 - $0) are included in the operating statement within the “General and administrative” expenses account.

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

The fair value of 50,000 options with an exercise price of $1.00 granted on December 1, 2003, and 25,000 granted on August 1, 2004 with an exercise price of $1.00, both issued to a consultant, were recognized during the current period of $38,758 (2003 - $ nil ) has been recorded as investor relations fees in the consolidated statement of operations. The Company did not issue any stock options prior to December 1, 2003.

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

Note 15 - Subsequent Events

In September 2004, the Company agreed with Magna Advanced Technologies to proceed to commercialize automotive applications and demonstrate prototypes to divisions within Magna and to Magna's OEM and partner network. Ikona agreed to waive the requirement for Magna to pay C$20,000 (US$15,400) monthly engineering fees as entertained in the original phase 1 agreement between Ikona and Magna. Ikona also has agreed to waive the mandatory lump sum C$1 million (US$770,000) advance royalty, instead Magna and Ikona have agreed to negotiate financial and royalty details on an application by application basis. These amendments had no impact on revenues earned from Magna Advanced Technologies in the years ended August 31, 2003 or August 31, 2004.

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

          Our Principal Executive and Financial Officers conduct an update and a review and evaluation of the effectiveness of our disclosure controls and procedures and have concluded, based on his evaluation at August 31, 2004 , that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

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
3 On June 28, 2004, pursuant to our 2003 Equity Incentive Plan, Mr. Nosh was granted 550,000 options with an exercise price of $1.10 per share. Of the options granted, 250,000 shares shall be deemed vested immediately and the balance of 300,000 shares shall be vested, pro rata, on a quarterly basis, beginning on September 28, 2004, and ending on June 28, 2006.

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

IKONA GEAR INTERNATIONAL, INC.

Date: February 28, 2005	By:	/s/ Laith I. Nosh

Laith I. Nosh, President

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laith I. Nosh	President and Director	February 28, 2005
Laith I. Nosh	(Principal Executive Officer)

/s/ Simon Anderson	Secretary and Director	February 28, 2005
Simon Anderson

/s/ Dal Brynelsen	Director	February 28, 2005
Dal Brynelsen

/s/ Barrie Freeke	Director	February 28, 2005
Barrie Freeke

/s/ Raymond L. Polman	Chief Financial Officer and Director	February 28, 2005
Raymond L. Polman	(Principal Financial and Accounting Officer)