Form 10QSB/A
period 2004-11-30
IKONA GEAR INTERNATIONAL INC
filed 2005-03-01
CIK 1130809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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
(Expressed in United States Dollars)
November 30, 2004
(Unaudited)

Note 8 – Stock Options and Warrants (Continued)

Stock Options (Continued)

The fair value of 100,000 options granted to consultants in September 2004 (50,000 with an exercise price of $1.00 and 50,000 with an exercise price of $1.40), recognized during the current period, was $61,186 (2003 - $nil), of which $45,652 has been recorded as research and development fees (2003 - $nil) and $15,534 as investor relations fees (2003 - $nil).

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

Our business strategy is based on building strategic alliances on the strength of our technology. We are not gear manufacturers, we are gear designers who will manufacture a prototype and then allow our clients to manufacture their own gears based on our design, therefore we have no dependency on any principal suppliers of manufacturing materials or labor. Our business model thus, is to develop joint development alliances and licensing agreements with leading industry partners. These partnerships will allow us to develop royalty and licensing revenue streams and to participate in revenues generated from the sale of products stemming from the joint development alliances .

Our goal is to capture 5% of the multi-billion dollar gear design market within seven to ten years (worldwide gear manufacturing sales are in the order of $87 billion annually). Our goal in the current operating year is to enter licensing agreements in three distinctly different vertical markets (for example: automotive, shipping, alternative energy, or robotics) with distinctly different business partners, where we will prove the virtues of our patented gearing technology in applications that generate revenues for us. We have only one revenue-producing licensing agreement; as a result we have insufficient information to predict how differences in these markets could have a significant effect on our revenues.

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

Our Chief Executive Officer and Chief Financial Officer conduct an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation at November 30, 2004 , that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

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

IKONA GEAR INTERNATIONAL, INC.

By:	/s/ Laith Nosh	By:	/s/ Raymond L. Polman
Laith Nosh, President & CEO		Raymond L. Polman, CA, CFO
Date:	February 28, 2005	(Principal Financial and Accounting Officer)
		Date:	February 28, 2005