Form 10QSB
period 2005-02-28
IKONA GEAR INTERNATIONAL INC
filed 2005-04-14
CIK 1130809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission file number 000-49664

IKONA GEAR INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0474903
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

1850 Hartley Avenue, Unit#1 Coquitlam, BC, Canada V3K 7A1
(Address of principal executive offices)

(604) 523-5500
(Issuer's telephone number)

N/A
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

25,136,992 common shares outstanding as of April 14, 2005

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

INDEX

PART I

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States of America.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in United States Dollars)

February 28, 2005
(Unaudited)

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Balance Sheet
(Unaudited)

February 28,
2005

ASSETS

Current:
Cash	$383,215
Refundable tax credits	9,338
Prepaid expenses	12,191
Deferred taxes, net of valuation allowance of $879,400	-

Total current assets	404,744

Property and equipment (Note 5)	166,751

Total assets	$571,495

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$62,310
Due to related parties (Note 6)	12,150
Unearned revenue	4,000

Total current liabilities	78,460

Commitments and contingencies (Notes 2 and 10)

Stockholders' equity
Common stock (Note 7)
Authorized
100,000,000 common shares, each with par value of $0.00001
Issued and outstanding
24,090,325 common shares	241
Additional paid-in capital	3,055,309
Accumulated deficit during the development stage	(2,562,515)

Total stockholders' equity	493,035

Total liabilities and stockholders' equity	$571,495

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Cumulative
	Amounts
	From Inception	Three Months	Three Months	Six Months	Six Months
	(August 16, 2001)	Ended	Ended	Ended	Ended
	to	February 28,	February 29,	February 28,	February 29,
	February 28, 2005	2005	2004	2005	2004

REVENUES
Engineering services	$200,188	$1,495	$46,711	$3,099	$80,461

EXPENSES
Amortization and depreciation	100,154	20,763	4,623	39,497	8,750
Business development	479,827	65,817	62,860	136,567	108,692
Corporate finance	201,241	24,500	16,764	48,800	28,014
Foreign exchange (gain) loss	(9,305)	1,915	-	(9,305)	-
General and administrative	162,456	23,251	16,379	59,179	26,514
Investor relations (Note 8)	272,662	53,527	52,008	166,477	52,008
Listing and filing fees	15,319	919	3,958	3,839	3,958
Professional fees	177,896	14,875	26,232	31,787	68,783
Rent	76,708	19,414	10,257	36,875	14,532
Research and development	947,978	141,609	64,871	274,651	138,894
Travel and related	154,004	7,767	12,463	29,864	28,314
Impairment of patents and trademark	183,763	-	-	-	-

	(2,762,703)	(374,357)	(270,415)	(818,231)	(478,459)

Loss before income taxes	(2,562,515)	(372,862)	(223,704)	(815,132)	(397,998)
Income taxes	-	-	-	-	-

Net loss for the period	$(2,562,515)	$(372,862)	$(223,704)	$(815,132)	$(397,998)

Basic and diluted net loss
per share		$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of common
shares outstanding		24,090,325	21,719,369	24,090,325	22,266,299

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Cumulative
	Amounts
	From Inception
	(August 16, 2001)
	to	Six Months Ended
	February 28, 2005	February 28, 2005	February 29, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,562,515)	$(815,132)	$(397,998)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization and depreciation	100,154	39,497	8,750
Investor relations fees paid by stock options	60,128	21,370	24,602
Consulting fees paid by common stock	107,472	71,587	-
Gain on disposal of assets	(114)	-	-
Impairment of patents and trademark	183,763	-	-
Change in operating assets and liabilities:
Refundable tax credits	(9,338)	4,934	(32,630)
Prepaid expenses	(12,191)	4,631	(424)
Advances to related party	-	-	7,755
Accounts payable and accrued liabilities	62,310	(35,916)	87,418
Due to related party	12,150	11,989	-
Unearned revenue	4,000	4,000	-

Cash used in operating activities	(2,054,181)	(693,040)	(302,527)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances received from the Company
prior to recapitalization	155,000	-	155,000
Due to related parties	(121,100)	-	-
Sale of common stock, net of issuance costs	2,622,950	-	581,275

Cash provided by financing activities	2,656,850	-	736,275

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment acquired for cash	(221,389)	(49,544)	(42,862)
Proceeds on disposal of assets	1,935	-	-

Cash used in investing activities	(219,454)	(49,544)	(42,862)

NET INCREASE (DECREASE) IN CASH	383,215	(742,584)	390,886
CASH AT BEGINNING OF PERIOD	-	1,125,799	2,226

CASH AT END OF PERIOD	$383,215	$383,215	$393,112

CASH PAID FOR:

Interest	$-	$-	$-

Income taxes	$-	$-	$-

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
February 28, 2005
(Unaudited)

Note 1 – The Company and Nature of Operations

Ikona Gear International, Inc. (the “Company”) was incorporated in the State of Nevada on September 20, 2000. The Company is in business to develop and commercialize a unique, patented gearing technology. The Company is commercializing its patented technology in applications it establishes through developing joint development alliances and entering into licensing agreements with strategic partners in vertical industrial markets. The Company is considered to be a development stage company as it has not generated significant revenues from operations.

Effective October 30, 2003, the Company consummated an Agreement and Plan of Reorganization (the “Agreement”) pursuant to which it acquired 100% of the issued and outstanding shares of common stock of Ikona Gear USA, Inc. (“Ikona USA”). Under the terms of the Agreement, the shareholders of Ikona USA received, pro rata, an aggregate of 15,041,633 shares of common stock of the Company in exchange for 100% of the outstanding shares of Ikona USA. A principal shareholder of the Company surrendered for cancellation 14,500,000 shares of common stock, which resulted in the Ikona USA shareholders acquiring shares representing approximately 70% of the total issued and outstanding shares of the Company. As a result, the transaction was accounted for as a recapitalization of Ikona USA.

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

On October 31, 2003, the Company incorporated a wholly-owned subsidiary, Ikona Gear Corp., a British Columbia Corporation.

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as of February 28, 2005, and for all periods presented, have been included. Interim results for the six-month period ended February 28, 2005 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

Note 2 – Going Concern

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation. However, certain conditions noted below currently exist which raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

February 28,
2005

Accumulated deficit during the development stage	$(2,562,515)
Working capital	$326,284

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
February 28, 2005
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

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and the consensus in Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

The Company generally grants stock options with exercise prices equal to, or in excess of, the quoted market price at the date of the stock option grant. The Company calculates non-employee stock-based compensation expense using the Black-Scholes model to estimate the fair value of options granted to non-employees. The Company classifies non-employee expense according to the nature of services provided.

The following table illustrates the effect on loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Cumulative
	Amounts
	From
	Inception
	(August 16, 2001)	Six Months	Six Months
	to	Ended	Ended
	February 28, 2005	February 28, 2005	February 29, 2004

Net loss, as reported	$(2,562,515)	$(815,132)	$(397,998)

Deduct:
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(957,812)	(190,231)	(93,590)

Pro-forma net loss	$(3,520,327)	$(1,005,363)	$(491,588)

Basic and diluted net loss per share, as reported		$(0.03)	$(0.02)

Basic and diluted net loss per share, pro-forma		$(0.04)	$(0.02)

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
February 28, 2005
(Unaudited)

Note 3 - Significant Accounting Policies (continued)

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” (“SFAS 153”) which amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”). SFAS 123R supersedes APB 25 and its related implementation guidance by requiring entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions) and revises SFAS 123 as follows:

i)      Public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value and nonpublic entities may elect to measure their liabilities to employees incurred in share-based payment transactions at their intrinsic value whereas under SFAS 123, all share-based payment liabilities were measured at their intrinsic value.

ii)      Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered as opposed to accounting for forfeitures as they occur.

iii)     Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification whereas SFAS 123 required that the effects of a modification be measured as the difference between the fair value of the modified award at the date it is granted and the award’s value immediately before the modification determined based on the shorter of (1) its remaining initially estimated expected life or (2) the expected life of the modified award.

SFAS 123R also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF 96-18. SFAS 123R also does not address the accounting for employee share ownership plans which are subject to Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers, such as the Company, will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005.

The adoption of these new pronouncements are not expected to have a material effect on the Company's consolidated financial position or results of operations.

Comparative figures

Certain of the prior period’s figures were reclassified to conform with the presentation adopted in the current period

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
February 28, 2005
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

Note 5 – Property and Equipment

	February 28, 2005

		Accumulated	Net
	Cost	Depreciation	Book Value

Computers and Software	$59,511	$26,303	$33,208
Furniture	29,542	3,823	25,719
Research and Development Equipment	56,151	9,011	47,140
Leasehold Improvements	74,182	13,498	60,684

	$219,386	$52,635	$166,751

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
February 28, 2005
(Unaudited)

Note 6 - Related Party Transactions

As of February 28, 2005, amounts due to (from) related parties consisted of the following:

February 28, 2005
Directors and officers	$12,500

The Company entered into the following transactions with related parties during the six months period ending February 28, 2005:

a)	Paid or accrued business development fees of $36,600 (2004 - $33,713) to a company controlled by a relative of a director and officer of the Company.

b)	Paid or accrued business development fees of $55,304 (2004 - $33,713) to a company controlled by a director and officer of the Company.

c)	Paid or accrued corporate finance fees of $48,800 (2004 - $16,672) to a company related to a director and officer of the Company.

These transactions are in the normal course of operations and are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

Note 7 – Capital Stock

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
February 28, 2005
(Unaudited)

Note 7 – Capital Stock (Continued)

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

	February 28, 2005
	Number of	Weighted Average
	Options	Exercise Price
Options outstanding, beginning of the year	1,974,000	$1.01
Issued	220,250	0.97
Exercised	-	-
Expired	(125,000)	(1.16)
Options outstanding, end of the period	2,069,250	$0.98
Options exercisable, end of the period	1,272,249	$0.99
Weighted average fair value of options granted in the year		$0.72

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
February 28, 2005
(Unaudited)

Note 8 – Stock Options and Warrants (Continued)

Stock Options (Continued)

A summary of stock-based compensation expenses relative to non-employee consultants at February 28, 2005, is as follows:

	Cumulative
	Amounts
	From
	Inception	Three Months	Three Months	Six Months	Six Months
	(August 16, 2001)	Ended	Ended	Ended	Ended
	to February 28,	February 28,	February 29,	February 28,	February 29,
Recorded as	2005	2005	2004	2005	2004

Research and development	$71,587	$25,935	$24,602	$71,587	$24,602
Investor relations	60,128	5,836	-	21,370	-

Total	$131,715	$31,771	$24,602	$92,957	$24,602

A summary of stock options outstanding at February 28, 2005, is as follows:

	Outstanding Options		Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price	Number	Life	Price	Number	Price
$ 0.50	65,250	2.89 years	$ 0.50	7,249	$ 0.50
$ 0.52	55,000	1.89 years	$ 0.52	10,000	$ 0.52
$ 0.60	341,000	5.75 years	$ 0.60	250,625	$ 0.60
$ 1.00	50,000	0.76 years	$ 1.00	100,000	$ 1.00
$ 1.10	1,558,000	5.33 years	$ 1.10	979,375	$ 1.10

The Company uses the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	4.25%
Dividend yield rate	0.00%
Price volatility	134.00%
Weighted average expected life of options	4.98 years

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
February 28, 2005
(Unaudited)

Note 8 – Stock Options and Warrants (Continued)

Warrants

On February 28, 2005, the board of directors approved an extension and re-pricing of the outstanding warrants. All warrants were issued in connection with prior financings. The revised summary of warrants outstanding is as follows:

			2006	2007
			Exercise	Exercise	Expiry
Issuances	Issued	Outstanding	Price	Price	Date
February 29, 2004	310,332	310,332	$ 1.00	$ 1.40	February 29, 2007
March 29, 2004	677,469	677,469	$ 1.00	$ 1.40	March 29, 2007
April 30, 2004	231,215	231,215	$ 1.00	$ 1.40	April 30, 2007
July 31, 2004	3,333	3,333	$ 1.00	$ 1.40	July 31, 2007

Total outstanding	1,222,349	1,222,349

Note 9 - Segment Information

The Company’s operations were conducted in one reportable segment, being the development and commercialization of a unique patented gearing technology, primarily in Canada.

Note 10– Commitments

The Company amended a consulting agreement with a director, officer and significant shareholder of the Company effective April 1, 2004, to pay monthly management fees totalling approximately $8,500 (C$11,333) (2003 - $5,370 (C$7,500)). This agreement can be terminated with six months advance notice.

On June 9, 2004, the Company entered into a premises lease for office and workshop facilities for a period of 36 months commencing August 1, 2004. The premises lease commits the Company to a net annual rental expense of $36,969 (C$49,623) and additional operating costs estimated at $14,048 (C$18,857) for a period of three years with an option to extend the period to a further three years. The Company provided a deposit of three months of rent equalling $9,242 (C$12,406) of which two of the three months will be applied to rent in the final two months of the three-year lease term

Note 11– Subsequent Events

As of April 11, 2005, we completed private placements totalling $785,000 ($730,039 net of issuance costs of $54,951) through the issuance of 1,046,667 Units at a price of $0.75 per unit. Each Unit consists of one share of common stock and one full warrant per share of common stock, entitling the holder to purchase one additional share of common stock for $1.00 per share for one year, and $1.40 for the second year. The Company has undertaken to register these securities on a best efforts basis within six months of issuance.

Item2 Management’s Discussion and Analysis or Plan of Operations

Special note regarding forward-looking statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" included in our Report on Form 10-KSB filed with the SEC (www.sec.gov)"., that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Our business strategy is based on building strategic alliances on the strength of our technology. We are not gear manufacturers, we are gear designers who will manufacture a prototype and then allow our clients to manufacture their own gears based on our design, therefore we have no dependency on any principal suppliers of manufacturing materials or labor. Our business model thus, is to develop joint development alliances and licensing agreements with leading industry partners. These partnerships will allow us to develop royalty and licensing revenue streams and to participate in revenues generated from the sale of products stemming from the joint development alliances.

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

We were incorporated in the State of Nevada on September 20, 2000, as "Oban Mining, Inc.". On October 30, 2003, we acquired Ikona Gear International, Inc. ("IKONA"). As a result of the transaction, we changed our name to Ikona Gear International, Inc. and we changed the name of IKONA to Ikona Gear USA, Inc., a wholly-owned subsidiary of Ikona Gear International, Inc., (“the Company”). In connection with the name change, we were assigned a new ticker symbol by the NASD, and our common stock now trades on the Over-the-Counter market under the symbol "IKGI."

Results of Operations

The following discussion and analysis covers material changes in our results of operations for the six months ended February 28, 2005, and material changes in our results of operations for the three months ended February 28, 2005, as compared to the same periods in 2004. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2004, including audited financial statements contained therein, as filed with the Securities and Exchange Commission on November 26, 2004.

Six Month Period Ended February 28, 2005 compared to Six Month Period Ended February 29, 2004

Operating Results

REVENUES. Revenues are generated from the provision of engineering services and from licensing royalties. In the six months ended February 28, 2005, we generated revenues of $3,099. In the six months ended February 29, 2004, we generated revenues of $80,461. The reduction in revenues is due to one client, Magna Advanced Technologies. Although we continue to work with Magna as outlined in the section "Marketing Plan and Engineering Progress" they have discontinued their monthly engineering fee payments of $12,150 ($CAD 15,000), effective September 1, 2004.

AMORTIZATION AND DEPRECIATION. We record depreciation expense on our property and equipment and amortization expense on our capitalized patents and trademark costs. In the six months ended February 28, 2005, we recorded depreciation of $39,497. In the six months ended February 29, 2004, we recorded depreciation of $8,750. The increase in depreciation expense reflects depreciation associated with purchases of depreciable equipment. At February 28, 2005, we had depreciable property and equipment recorded with an historical cost of $219,386 (February 29, 2004 - $42,862).

BUSINESS DEVELOPMENT. Business development expense reflects internal and external costs to market our business opportunity to existing clients and potential new clients. Business development expense includes: the salaries and benefits of our President and CEO and our Executive Vice President; and fees paid to external consultants. Business development expense was $136,567 for the six months ended February 28, 2005. Business development expense was $108,692 for the six months ended February 29, 2004. The increase in business development expense pertains to an April 1, 2004, increase in the management fee to our President and CEO, as well as the addition of one salaried marketing and communications employee effective June 1, 2004.

CORPORATE FINANCE. Corporate finance expense reflects costs associated with fees paid to maintain the corporate finance function of our company. These fees are paid to our CFO and consultants who oversee accounting, auditing, fund-raising and regulatory reporting functions for our company. Corporate finance expense was $48,800 for the six months ended February 28, 2005. Corporate finance expense was $28,014 for the six months ended February 29, 2004. The increase in corporate finance expense pertains to increased fees associated with increased regulatory filings since Ikona Gear became public in October 2003, and added a full time CFO effective December 1, 2003.

GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of clerical and administrative salaries and benefits, office rents, office supplies, telephone and telecommunications expenses, courier and other general costs not attributable directly to other Income Statement line items. Our general and administrative expenses were $59,179 for the six months ended February 28, 2005. Our general and administrative expenses were $26,514 for the six months ended February 29, 2004. The increase in general and administrative expense pertains to the recruitment of a full-time salaried accountant in late February 2004, as well as an increased level of office related expenses for office supplies, heat, electricity, and telecommunications associated with our new larger office premises, leased effective August 1, 2004.

INVESTOR RELATIONS. Our investor relations expense consists primarily of external consulting fees and associated communications costs to increase investors’ awareness of our Company. Investor relations expenses were $166,477 for the six months ended February 28, 2005. In the comparative period, investor relations expenses were $52,008 for the six months ended February 29, 2004. The increase in investor relations expense is associated with our company becoming publicly traded as of October 2003, and an significant attempt to significantly raise the awareness of our company to investors through the use of external consulting firms. Included in the expense for the six months ended February 28, 2005, is an amount of $21,370 of non-cash compensation attributed under the Black-Scholes option pricing model to stock options issued to investor relations consultants (February 29, 2004 - $ - ).

PROFESSIONAL FEES. Our professional fees expense consists primarily of external consulting fees associated with our auditors and our US corporate and securities counsel. Professional fees expense was $31,787 for the six months ended February 28, 2005. In the comparative period, professional fees expense was $68,783 for the six months ended February 29, 2004. The higher expense in the prior year is associated with additional professional legal fees, audit fees, and external financial consulting expenses related to our company getting publicly listed as of October 2003.

RENT. Rent expense was $36,875 for the six months ended February 28, 2005. In the comparative period, we recorded rent expense of $14,532 for the six months ended February 29, 2004. The increase in rent expense pertains to expansion of our Company over the prior year and rent associated with our new 7,089 sq. ft. warehouse facility which we occupied on September 1, 2004. The prior year’s comparative rent expenses of $14,532 were reclassified from general and administrative expenses ($7,993) and from research and development expenses ($6,539). In the prior year the Company was occupying two separate facilities with 1,400 sq. ft. in downtown Vancouver, BC and 2,914 sq. ft. in Surrey, BC, a suburb of the metropolitan Vancouver area.

RESEARCH AND DEVELOPMENT. Research and development expense reflects internal and external costs to develop our technology including the salaries of our engineers, fees paid to external consultants, and materials and supplies consumed by our research and development department in advancing our core intellectual property. Research and development expense was $274,651 for the six months ended February 28,2005. In the comparative period, we recorded research and development expense of $138,894 for the six months ended February 29, 2004. The increase in research and development expense pertains to the addition of two new engineers to our engineering team over the prior year plus a non-cash compensation expense of $71,587 (February 29, 2004 - $24,602) associated with stock options granted to recruit an external research and development consultant.

Three Month Period Ended February 28, 2005 compared to Three Month Period Ended February 29, 2004

Operating Results

REVENUES. Revenues are generated from the provision of engineering services and from licensing royalties. In the three months ended February 28, 2005, we generated revenues of $1,495. In the comparative period, in the three months ended February 29, 2004, we generated revenues of $46,711. The reduction in revenues is due to one client, Magna Advanced Technologies, discontinuing its monthly engineering fee payments of $12,150 ($CAD 15,000), effective September 1, 2004.

AMORTIZATION AND DEPRECIATION. We record depreciation expense on our property and equipment and amortization expense on our capitalized patents and trademark costs. In the three months ended February 28, 2005, we recorded depreciation of $20,763. In the comparative period, in the three months ended February 29, 2004, we recorded amortization and depreciation expense of $4,623. The increase in depreciation expense reflects depreciation associated with purchases of depreciable equipment. At February 28, 2005 we had depreciable Property and Equipment recorded with an historical cost of $219,386 (February 29, 2004 - $42,862).

BUSINESS DEVELOPMENT. Business development expense reflects internal and external costs to market our business opportunity to existing clients and potential new clients. Business development expense includes: the salaries and benefits of our President and CEO and our Executive Vice President; and fees paid to external consultants. Business development expense was $65,817 for the three months ended February 28, 2005. Business development expense was $62,860 for the three months ended February 29, 2004. The increase in business development expense pertains to an April 1, 2004 increase in the management fee to our President & CEO.

CORPORATE FINANCE. Corporate finance expense reflects costs associated with fees paid to maintain the corporate finance function of our company. These fees are paid to our internal CFO and external consultants who oversee accounting, auditing, fund-raising and regulatory reporting functions for our company. Corporate finance expense was $24,500 for the three months ended February 28, 2005. In the comparative period, we recorded corporate finance expense of $16,764 for the three months ended February 29, 2004. The increase in corporate finance expense pertains to increased CFO fees associated with increased regulatory filing commitments.

GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of clerical and administrative salaries and benefits, office rents, office supplies, telephone and telecommunications expenses, courier and other general costs not attributable directly to other Income Statement line items. Our general and administrative expenses were $23,251 for the three months ended February 28, 2005. Our general and administrative expenses were $16,379 for the three months ended February 29, 2004. The increase in general and administrative expense pertains to the recruitment of a full time salaried accountant in late February 2004, as well as an increased level of office related expenses for office supplies, heat, electricity, and telecommunications associated with our new larger office premises, leased effective August 1, 2004.

LISTING AND FILING FEES. Our listing and filing fees expense consists primarily of external consulting fees and associated communications costs to convert our regulatory filings into Edgar filing format. Listing and filing fees expenses were $919 for the three months ended February 28, 2005. In the comparative period, for the three months ended February 39, 2004 listing and filing fees expenses were $3,958. The decrease in expense is associated with additional filings for our company becoming publicly listed in the prior year.

PROFESSIONAL FEES. Our professional fees expense consists primarily of external consulting fees associated with our auditors and our US corporate and securities counsel. Professional fees expense was $14,875 for the three months ended February 28, 2005. In the comparative period, we recorded professional fees expense of $26,232 for the three months ended February 29, 2004. The higher expense in prior year is associated with the additional costs of our Company becoming publicly listed in the prior year.

RENT. Rent expense was $19,414 for the three months ended February 28, 2005. In the comparative period, we recorded rent expense of $10,257 for the three months ended February 29, 2004. The increase in rent expense pertains to expansion of our company over the prior year and rent associated with our new 7,089 sq. ft. warehouse facility which we occupied on September 1, 2004. The prior year’s comparative rent expenses of $10,257 were reclassified from general and administrative expenses ($6,418) and from research and development expenses ($3,839). In the prior year the Company was occupying two separate facilities with 1,400 sq. ft. in downtown Vancouver, BC and 2,914 sq. ft. in Surrey, BC, a suburb of the metropolitan Vancouver area.

RESEARCH AND DEVELOPMENT. Research and development expense reflects internal and external costs to develop our technology including the salaries of our engineers, fees paid to external consultants, and materials and supplies consumed by our research and development department in advancing our core intellectual property. Research and development expense was $141,609 for the three months ended February 28, 2005. . In the comparative period, we recorded research and development expense of $64,871 for the three months ended February 29, 2004. The increase in research and development expense pertains to the addition of two new engineers to our engineering team over the prior year plus a non-cash compensation expense of $25,935 (February 29, 2004 - $24,602) associated with stock options granted to recruit an external research and development consultant.

TRAVEL AND RELATED. Travel and related expense includes all of our travel costs associated with business development, research and development, and Corporate Finance. Included in travel are the costs of flights, trains, automotive rentals, accommodations, meals and other associated travel costs. Travel and related expense was $7,767 for the three months ended February 28, 2005. In the comparative period, for the three months ended February 29, 2004, we recorded travel and related expense of $12,463. The decrease in expense is associated with reduced travel for establishing new investor relations programs in North America and in Europe.

Liquidity and Capital Resources

At February 28, 2005, our total cash was $383,215, our working capital was $326,284, and our stockholders’ equity was $493,035. Since inception, we have incurred cumulative losses of $2,562,515. Between February 28, 2005 and April 11, 2005, we receives subscription advances totaling $785,000 ($730,039 net of issuance costs) toward the issuance of 1,046,667 Units at $0.75 per unit. Each Unit consists of one common share and one full warrant per share of common stock, entitling the holder to purchase one additional share of common stock for $1.00 per share for one year, and $1.40 for the second year.

At March 1, 2005, our current working capital, not considering the subscription advances to April 11, 2005, is expected to be sufficient to satisfy our operating requirements for approximately three months. At April 11, 2005, our working capital is expected to be sufficient to satisfy our operating requirements for approximately ten months.

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

Our Company is in the development stage and we expect to remain in the development stage for the current operating year. We do not expect to generate significant net cash flow from operations in the present year.

In the six months ended February 28, 2005, our operations consumed $693,040. Our net loss of $815,132 was partially offset by amortization and depreciation of $39,497, and by $92,957 of non-cash stock-based compensation.

In the six months ended February 28, 2005, we spent $49,544 on property and equipment. Our total cash consumed in the six months ended February 28, 2005, was $742,584.

Trends and Uncertainties

US Patent re-investigation

We were informed by Magna Advanced Technologies in March 2004, that a patent search report from the European Patent Office on November 23, 1995, turned up an existing relevant patent (GB, A, 1 101 522 issued on 31 January 1966) (“the Rolls Royce Patent”) as prior art, filed with the European Patent Office. We subsequently convinced the European Patent Office that the Rolls Royce Patent did not conflict with our European Patent application and we were granted our European patents.

Regardless of the fact that the correspondence occurred and did not impair our ability to file a European Patent, it has been suggested to us that management had a responsibility to disclose to the US Patent Office the European search report and its findings, and our subsequent response.

We have been evaluating with our Vancouver based Patent attorneys the best course of action to follow to remedy or mitigate the management oversight. We have been advised that we could request a re-examination of the US Patent, providing the additional European disclosures. We have been advised that a re-examination could take between one and two years, and that there are no assurances that, through the re-examination with the additional European disclosures, we would remedy the oversight and ensure that our US Patent remains in force in its present form. We approached a US Patent Attorneys office and we are seeking a second opinion prior to deciding how to proceed and whether a response is required at all. Management believes at this time, prior to having received an opinion from our US Patent Attorneys, that a re-examination will be requested and the additional European disclosures will be brought to the attention of the US Patent Office in an attempt to remedy and mitigate any real or perceived weakness with the our US Patent No. 5,505,668.

Marketing Plan and Engineering Progress

We have developed a marketing plan for vertical, industry-specific applications of the proprietary Ikona Gearing System for applications which capitalize on the unique high torque and low weight attributes of the Ikona Gearing System, including but not limited to:

Vertical Market	Client	Progress Update
Automotive	Magna Advanced Technologies	In progress - designed, tested and negotiating License Agreement

High torque industrial machinery	Riverside Forest Products	In progress - designed, modified and in testing

	Paccar Winch Division	In progress - Engineering feasibility study

	SKF	In progress - Engineering feasibility study

	TM4	In progress - Engineering feasibility study

Aircraft and military equipment	Pratt & Whitney	In progress - Engineering feasibility study

Alternate energy sources	StarRotor Corporation	In progress - designed, and in testing

Robotics and high precision machinery	None	Prospecting

Magna Advanced Technologies Progress

In September 2004, we initiated phase two of our agreement with Magna Advanced Technologies (“Magna”). We are aware of at least two automotive applications developed within Magna between September 2004 and February 28, 2005. We have been approached by Magna, in March 2005, with a request to formalize our commercial arrangements with them and we have responded with a request to complete our Licensing Agreement and minimum royalty arrangements with Magna, as required in our original agreement with them. We anticipate formal negotiations over the next two to three months prior to finalizing our Licensing Agreement and royalty provisions and the resulting revenue expectations from this vertical market.

Other Engineering Progress and Implications for our Business Model

Aside from the table above, we previously entered into a Licensing Agreement for royalties in the medical device market for a gear in the Mayo Clinic arm-brace. Though this application is generating revenues on a quarterly basis for us, it is a niche application, of which we would need many if we were to break even at our present expense levels.

Our marketing and engineering efforts thus far have supported our marketing plan in concluding that there are very many, as well as many varied, applications where the Ikona Gear is of interest to engineering product applications. Thus far we are maintaining our assertion that engineering product developers will pay royalties for the rights to license our patented gearing technology in their applications.

We are presently attempting to leverage a large reseller arrangement in the automotive sector, as well as dealing directly with several smaller niche applications of our gearing technology. Based on our marketing research, we are aware that the automotive market is roughly half of the global gearing market in terms of annual revenues. Therefore, once we have concluded our negotiations with Magna in the automotive sector, and at least one application in the industrial gearing sector, we believe we will have quantifiable information upon which to base our revenue expectations. Upon the conclusion of a Licensing Agreement we will better be able to establish our potential to generation profits from our patented technology, marketed in a business model that proposes to sell the patent rights via a royalty determined under a licensing arrangement.

Item 3 Controls and Procedures

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

Our Chief Executive Officer and Chief Financial Officer conducted an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation at February 28, 2005, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

Part II - OTHER INFORMATION

Item 1 Legal Proceedings:

None.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds:

As of April 14, 2005, we completed private placements totalling $785,000 ($730,039 net of issuance costs of $54,951) through the issuance of 1,046,667 Units at a price of $0.75 per unit. Each Unit consists of one share of common stock and one full warrant per share of common stock, entitling the holder to purchase one additional share of common stock for $1.00 per share for one year, and $1.40 for the second year. We have undertaken to register these securities on a best efforts basis within six months of issuance. The units were sold exclusively to persons who qualified as non-US Persons within the meaning of Regulation S under the Securities Act of 1933, as amended. The sale of the units was undertaken without registration under the Securities Act in reliance upon Regulation S thereunder. The proceeds from the offering will be used for general working capital.

Item 3 Defaults upon Senior Securities:

None.

Item 4 Submission of Matters to a Vote of Security Holders:

None.

Item 5 Other Information:

None.

Item 6 Exhibits

(a)

Exhibit No.	Description

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.0	Certificate pursuant to 18 USC Section 1350

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKONA GEAR INTERNATIONAL, INC.

By: /s/ Laith Nosh	By: /s/ Raymond L. Polman
Laith Nosh, President & CEO	Raymond L. Polman, CA, CFO
Date: April 14, 2005	(Principal Financial and Accounting Officer)
Date: April 14, 2005