Form 10QSB
period 2005-05-31
IKONA GEAR INTERNATIONAL INC
filed 2005-07-15
CIK 1130809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

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

25,149,292 common shares outstanding as of July 12, 2005

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States of America.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in United States Dollars)

May 31, 2005
(Unaudited)

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Balance Sheet
(Unaudited)

May 31,
2005

ASSETS

Current assets:
Cash	$750,905
Refundable tax credits	11,374
Prepaid expenses	18,591
Deferred taxes, net of valuation allowance of $1,039,523	-

Total current assets	780,870

Property and equipment (Note 5)	161,574

Total assets	$942,444

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$95,543
Due to related parties (Note 6)	14,885

Total current liabilities	110,428

Commitments and contingencies (Notes 2 and 11)

Stockholders' equity
Common stock (Note 7)
Authorized
100,000,000 common shares, each with par value of $0.00001
Issued and outstanding
25,149,292 common shares	251
Additional paid-in capital	3,851,785
Accumulated deficit during the development stage	(3,020,020)

Total stockholders' equity	832,016

Total liabilities and stockholders' equity	$942,444

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Cumulative
	Amounts
	From Inception
	(August 16,	Three Months	Three Months	Nine Months	Nine Months
	2001)	Ended	Ended	Ended	Ended
	to May 31,	May 31,	May 31,	May 31,	May 31,
	2005	2005	2004	2005	2004

REVENUES
Engineering services	$211,755	$11,567	$33,645	$14,666	$114,106

EXPENSES
Amortization and depreciation	121,244	21,090	8,017	60,587	16,767
Business development	547,671	67,844	55,288	204,411	163,980
Corporate finance	233,496	32,255	22,324	81,055	50,338
Foreign exchange (gain) loss	(7,705)	1,600	-	(7,705)	-
General and administrative	188,947	20,041	19,757	83,036	46,271
Investor relations (Note 8)	358,064	85,402	9,135	251,879	61,143
Listing and filing fees	16,546	1,227	6,435	5,066	10,393
Professional fees	199,629	21,733	19,124	53,520	87,907
Rent	90,949	16,969	10,151	53,844	24,683
Research and development	1,122,520	173,192	65,228	447,843	204,122
Travel and related	184,333	30,329	38,954	60,193	67,268

Total expenses	(3,055,694)	(471,682)	(254,413)	(1,293,729)	(732,872)

OTHER INCOME/(EXPENSE)
Interest income	7,682	2,610	1,256	6,426	1,256
Impairment of patents and trademark	(183,763)	-	-	-	-

Total other income (expense)	(176,081)	2,610	1,256	6,426	1,256

Loss before income taxes	(3,020,020)	(457,505)	(219,512)	(1,272,637)	(617,510)
Income taxes	-	-	-	-	-

Net loss for the period	$(3,020,020)	$(457,505)	$(219,512)	$(1,272,637)	$(617,510)

Basic and diluted net loss
per share		$(0.02)	$(0.01)	$(0.05)	$(0.03)

Weighted average number of common
shares outstanding		24,792,332	23,743,684	24,326,899	22,814,079

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Cumulative
	Amounts
	From Inception
	(August 16, 2001)	Nine Months Ended
	to May 31,	May 31,
	2005	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,020,020)	$(1,272,637)	$(617,510)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization and depreciation	121,244	60,587	16,767
Investor relations fees paid by stock options	65,964	27,206	24,602
Research and development fees paid by stock options	124,192	124,192	-
Corporate finance fees paid by issuance of common stock (Note 7)	43,880	7,995	-
Gain on disposal of assets	(114)	-	-
Impairment of patents and trademark	183,763	-	-
Change in operating assets and liabilities:
Refundable tax credits	(11,374)	2,898	(18,257)
Prepaid expenses	(18,591)	(1,769)	(11,974)
Advances to related party	-	-	35,805
Accounts payable and accrued liabilities	95,543	(2,683)	41,785
Due to related party	14,885	14,724	-

Cash used in operating activities	(2,400,628)	(1,039,487)	(528,782)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances received from the Company prior to recapitalization	155,000	-	155,000
Due to related parties	(121,100)	-	(83,710)
Issuance of common stock, net of issuance costs	3,353,000	730,050	1,873,398

Cash provided by financing activities	3,386,900	730,050	1,944,688

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment acquired for cash	(237,302)	(65,457)	(47,356)
Proceeds on disposal of assets	1,935	-	-

Cash used in investing activities	(235,367)	(65,457)	(47,356)

NET INCREASE (DECREASE) IN CASH	750,905	(374,894)	1,368,550
CASH AT BEGINNING OF PERIOD	-	1,125,799	2,226

CASH AT END OF PERIOD	$750,905	$750,905	$1,370,776

CASH PAID FOR:

Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
May 31, 2005
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

On October 31, 2003, the Company incorporated a wholly-owned subsidiary, Ikona Gear Corp., a British Columbia Corporation.

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at May 31, 2005, and for all periods presented, have been included. Interim results for the nine-month period ended May 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

May 31,
2005

Accumulated deficit during the development stage	$(3,020,020)
Working capital	$670,442

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
May 31, 2005
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

	Cumulative
	Amounts
	From
	Inception
	(August 16,	Nine Months	Nine Months
	2001) to	Ended	Ended
	May 31,	May 31,	May 31,
	2005	2005	2004

Net loss, as reported	$(3,020,020)	$(1,272,637)	$(617,510)

Deduct:
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(1,055,570)	(287,989)	(120,563)

Pro-forma net loss	$(4,075,590)	$(1,560,626)	$(738,073)

Basic and diluted net loss per share, as reported		$(0.05)	$(0.03)

Basic and diluted net loss per share, pro-forma		$(0.06)	$(0.03)

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
May 31, 2005
(Unaudited)

Note 3 - Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

A summary of stock-based compensation expenses related to non-employee stock-based compensation consultants recorded as at May 31, 2005, is as follows:

	Cumulative
	Amounts
	From
	Inception
	(August 16,	Three Months	Three Months	Nine Months	Nine Months
	2001) to	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,	May 31,
	2005	2005	2004	2005	2004

Net loss before non-cash
compensation expenses	$(2,821,869)	$(391,069)	$(194,910)	$(1,113,244)	$(592,908)
Less:
Non-Cash Compensation
Expenses recorded as:

Corporate finance	$7,995	$7,995	$-	$7,995	$-
Research and development	124,192	52,605	-	124,192	-
Investor relations	65,964	5,836	-	27,206	24,602

Total non-cash
compensation expenses	$198,151	$66,436	$24,602	$159,393	$24,602

Net loss for the period	$(3,020,020)	$(457,505)	$(219,512)	$(1,272,637)	$(617,510)

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

ii)          Nonpublic entities are required to calculate fair value using an appropriate industry sector index for the expected volatility of its share price if it is not practicable to estimate the expected volatility of the entity’s share price.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
May 31, 2005
(Unaudited)

Note 3 - Significant Accounting Policies (continued)

Recent accounting pronouncements (continued)

iii)         Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered as opposed to accounting for forfeitures as they occur.

iv)           Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification whereas SFAS 123 required that the effects of a modification be measured as the difference between the fair value of the modified award at the date it is granted and the award’s value immediately before the modification determined based on the shorter of (1) its remaining initially estimated expected life or (2) the expected life of the modified award.

SFAS 123R also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF 96-18. SFAS 123R also does not address the accounting for employee share ownership plans which are subject to Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005.

The adoption of these new pronouncements are not expected to have a material effect on the Company's consolidated financial position or results of operations.

Comparative figures

Certain of the prior periods figures were reclassified to conform with the presentation adopted in the current period.

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

Due to the uncertainties related to expected future undiscounted cash flows, management concluded that the carrying value of intangible assets had been materially impaired and has changed the entire value of intangible assets resulting in a charge of $183,763 to operations in August 2004.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
May 31, 2005
(Unaudited)

Note 5 – Property and Equipment

	May 31, 2005

		Accumulated	Net
	Cost	Depreciation	Book Value

Computers and Software	$60,745	$34,352	$26,393
Furniture	29,542	5,391	24,151
Research and Development Equipment	70,830	13,774	57,056
Leasehold Improvements	74,182	20,208	53,974

	$235,299	$73,725	$161,574

Note 6 - Related Party Transactions

As of May 31, 2005, amounts due to (from) related parties consisted of $14,885 to Directors.

The Company entered into the following transactions with related parties during the nine months period ending May 31, 2005:

a)	Paid or accrued business development fees of $54,795 (2004 - $38,999) to a company controlled by a relative of a director of the Company.

b)	Paid or accrued business development fees of $82,798 (2004 - $42,216) to a company controlled by a director of the Company.

c)	Paid or accrued corporate finance fees of $73,060 (2004 - $42,838) to a company related to a director of the Company.

These transactions are in the normal course of operations and are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
May 31, 2005
(Unaudited)

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
May 31, 2005
(Unaudited)

Note 7 – Capital Stock (continued)

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
May 31, 2005
(Unaudited)

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

In March 2005, the Company issued 1,046,667 units at a price of $0.75 per unit for cash proceeds of $730,050 (gross proceeds of $785,000 net of finders’ fees of $54,950). Each unit consists of one share of common stock and one- non-transferable share purchase warrant whereby each whole warrant entitles the holder to acquire one additional share of common stock at a price of $1.00 per share for a period of one year.

In Apri1 2005, the Company issued 12,300 shares of common stock for services at a price of $0.65 per share in payment of corporate finance consulting fees of $7,995.

In March 2005, the Company issued 50,000 warrants at a price of $0.75 per warrant in payment of investor relations consulting fees.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
May 31, 2005
(Unaudited)

Note 8 – Stock Options

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

	May 31, 2005

		Weighted
	Number of	Average
	Options	Exercise Price
Options outstanding, beginning of the year	1,974,000	$1.01
Issued	270,250	0.79
Exercised	-	-
Expired	(125,000)	(1.16)
Options outstanding, end of the period	2,119,250	$0.97
Options exercisable, end of the period	1,531,437	$0.96
Weighted average fair value of options granted in the year		$0.36

A summary of stock options outstanding at May 31, 2005, is as follows:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price	Number	Life	Price	Number	Price
$ 0.50	65,250	2.63 years	$ 0.50	18,124	$ 0.50
$ 0.52	55,000	1.63 years	$ 0.52	55,000	$ 0.52
$ 0.60	341,000	5.50 years	$ 0.60	280,750	$ 0.60
$ 0.66	50,000	1.84 years	$ 0.66	50,000	$ 0.66
$ 1.00	50,000	0.51 years	$ 1.00	37,500	$ 1.00
$ 1.10	1,558,000	5.08 years	$ 1.10	1,090,063	$ 1.10

The Company uses the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	4.25%
Dividend yield rate	0.00%
Price volatility	148.2%
Weighted average expected life of options	4.80 years

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
May 31, 2005
(Unaudited)

Note 9 – Warrants Warrants

On February 28, 2005, the board of directors approved an extension and re-pricing of the outstanding warrants. The revised summary of warrants outstanding is as follows:

			2006	2006
			Exercise	Exercise	Expiry
Issuances	Issued	Outstanding	Price	Price	Date
February 29, 2004	310,332	310,332	$ 1.00	$ 1.40	February 29, 2007
March 29, 2004	677,469	677,469	$ 1.00	$ 1.40	March 29, 2007
April 30, 2004	231,215	231,215	$ 1.00	$ 1.40	April 30, 2007
July 31, 2004	3,333	3,333	$ 1.00	$ 1.40	July 31, 2007
March 31, 2005	1,046,667	1,046,667	$ 1.00	$ 1.40	March 31, 2008
March 31, 2005	50,000	50,000	$ 0.75	$ 0.75	March 31, 2010

Total outstanding	2,319,016	2,319,016

Note 10 - Segment Information

The Company’s operations were conducted in one reportable segments, being the development and commercialization of a unique patented gearing technology, primarily in Canada and USA. Total revenue includes Other income.

	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended
	May 31, 2005	May 31, 2005	May 31, 2005
	U.S.A.	Canada	Total

REVENUES	$12,398	$8,694	$21,092

EXPENSES	(6,701)	(1,287,028)	(1,293,729)

NET INCOME (LOSS)	$5,697	$(1,294,121)	$(1,272,637)

NET ASSETS	$-	$832,016	$832,016

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
May 31, 2005
(Unaudited)

Note 11– Commitments

The Company amended a consulting agreement with a director, officer and significant shareholder of the Company effective April 1, 2004, to pay monthly management fees totalling approximately $9,225 (C$11,333) (2003 $5,370 (C$7,500)). This agreement can be terminated with six months advance notice.

On June 9, 2004, the Company entered into a premises lease for office and workshop facilities for a period of 36 months commencing August 1, 2004. The premises lease commits the Company to a net annual rental expense of $40,393 (C$49,623) and additional operating costs estimated at $15,350 (C$18,857) for a period of three years with an option to extend the period to a further three years. The Company provided a deposit of three months of rent equalling $10,098 (C$12,406) of which two of the three months will be applied to rent in the final two months of the three-year lease term.

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

Plan of Operations

In the next 12 months, we will attempt to execute a License Agreement for royalties from Magna Advanced Technologies ("the Magna Agreement"), as more fully described in this prospectus under the heading "Business," for the use of our technology in products in the automotive industry.

We also plan to complete the manufacturing and testing of industrial gearing prototypes for an industrial application in the forestry products industry. We will be expanding the engineering team with gear industry designers, mechanical engineers, and draftsmen, and developing marketing plans for vertical, industry-specific applications of the proprietary Ikona Gearing System for applications which capitalize on the high torque and low weight attributes of the Ikona Gearing System, including but not limited to:

*        High torque industrial machinery;
*        Aircraft and military equipment;
*        Alternate energy sources such as windmills;
*        Robotics and high precision machinery;

To achieve these goals we will be developing a sales and marketing team to manage and execute the marketing plans in other vertical markets. The projected budget for the next twelve months for sales and marketing activities is $350,000.

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

We will be continuing our engineering development activities while trying to secure joint development arrangements with gearing application providers who wish to incorporate the Ikona Gear design into their applications. We will also be trying to secure partnering relationships with gear manufacturers who can manufacture gears under license from Ikona Gear based on our design specifications. Our objective is to maintain our focus as a gear design specialist of patented gearing technology, and delegating non-core functions such as manufacture and distribution to third parties who can leverage our new gear designs. We are presently in an alliance with Magna Advanced Technologies (a division of Magna International Inc.) to develop prototypes for applications in production automobiles. The estimated cost of our internal development program for the next 12 months is $600,000.

We expect to continue to purchase engineering equipment in the next 12 months as we recruit new specialized engineers with requirements for specialized software, hardware and tools. We anticipate that we will need to invest approximately $50,000 in new capital equipment for our research and development laboratory.

We anticipate that staffing levels will continue at their current levels until we have successfully completed significant royalty agreements. We presently have ten employees and we expect to remain at ten employees for the next 12 months.

If we are successful in our marketing activities, we will likely spend additional funds on travel in order to meet prospective customers and joint development partners. We anticipate our annual sales and marketing operating costs may increase from $350,000 to about $500,000 over the next twelve months.

Our present cash reserves will satisfy approximately six months of the above plan of operations. For further discussions see Liquidity and Capital Resources below.

Results of Operations

The following discussion and analysis covers material changes in our results of operations for the nine months ended May 31, 2005, and material changes in our results of operations for the three months ended May 31, 2005, as compared to the same periods in 2004. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2004, including audited financial statements contained therein, as filed with the Securities and Exchange Commission on November 26, 2004.

Nine month Period Ended May 31, 2005 compared to Nine month Period Ended May 31, 2004

Operating Results

REVENUES. Revenues are generated from the provision of engineering services and from licensing royalties. In the nine months ended May 31, 2005, we generated revenues of $14,666. In the nine months ended May 31, 2004, we generated revenues of $114,106. The reduction in revenues is due to one client, Magna Advanced Technologies. Although we continue to work with Magna in an effort to reach a licensing agreement, as outlined in the section "Marketing Plan and Engineering Progress" they have discontinued their monthly engineering fee payments of $12,150 ($CAD 15,000), effective September 1, 2004.

AMORTIZATION AND DEPRECIATION. We record depreciation expense on our property and equipment and amortization expense on our capitalized patents and trademark costs. In the nine months ended May 31, 2005, we recorded depreciation of $60,587. In the nine months ended May 31, 2004, we recorded depreciation of $16,767. The increase in depreciation expense reflects depreciation associated with purchases of depreciable equipment, including leasehold improvements at our new premises, leased as of August 1, 2004. At May 31, 2005, we had depreciable property and equipment recorded with an historical cost of $235,299 (May 31, 2004 - $47,356).

BUSINESS DEVELOPMENT. Business development expense reflects internal and external costs to market our business opportunity to existing clients and potential new clients. Business development expense includes: the salaries and benefits of our President and CEO and our Executive Vice President; and fees paid to external consultants. Business development expense was $204,411 for the nine months ended May 31, 2005. Business development expense was $163,980 for the nine months ended May 31, 2004. The increase in business development expense pertains to an April 1, 2004, increase in the management fee to our President and CEO, as well as the addition of one salaried marketing and communications employee effective June 1, 2004.

CORPORATE FINANCE. Corporate finance expense reflects costs associated with fees paid to maintain the corporate finance function of our company. These fees are paid to our CFO and consultants who oversee accounting, auditing, fund-raising and regulatory reporting functions for our company. Corporate finance expense was $81,055 for the nine months ended May 31, 2005. Corporate finance expense was $50,338 for the nine months ended May 31, 2004. The increase in corporate finance expense pertains to the addition of a full time CFO effective December 1, 2003, and a corporate finance fee of $7,995 paid to a consultant in stock during the month of April, 2005.

GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of clerical and administrative salaries and benefits, office rents, office supplies, telephone and telecommunications expenses, courier and other general costs not attributable directly to other Income Statement line items. Our general and administrative expenses were $83,036 for the nine months ended May 31, 2005. Our general and administrative expenses were $46,271 for the nine months ended May 31, 2004. The increase in general and administrative expense pertains to the recruitment of a full-time salaried accountant in late February 2004, as well as an increased level of office related expenses for office supplies, heat, electricity, and telecommunications associated with our new larger office premises, leased effective August 1, 2004.

INVESTOR RELATIONS. Our investor relations expense consists primarily of external consulting fees and associated communications costs to increase investors’ awareness of our Company. Investor relations expenses were $251,879 for the nine months ended May 31, 2005. In the comparative period, investor relations expenses were $61,143 for the nine months ended May 31, 2004. The increase in investor relations expense is associated with a heightened investor awareness campaign through the use of external consulting firms since our company becoming publicly traded as of October 2003. Also, included in the expense for the nine months ended May 31, 2005, is an amount of $27,206 of non-cash compensation attributed under the Black-Scholes option pricing model to stock options issued to investor relations consultants (May 31, 2004 - $ 0 ).

PROFESSIONAL FEES. Our professional fees expense consists primarily of external consulting fees associated with our auditors and our US corporate and securities counsel. Professional fees expense was $53,520 for the nine months ended May 31, 2005. In the comparative period, professional fees expense was $87,907 for the nine months ended May 31, 2004. The higher expense in the prior year is associated with additional professional legal fees, audit fees, and external financial consulting expenses related to our company getting publicly listed as of October 2003.

RENT. Rent expense was $53,844 for the nine months ended May 31, 2005. In the comparative period, we recorded rent expense of $24,683 for the nine months ended May 31, 2004. The increase in rent expense pertains to expansion of our Company over the prior year and rent associated with our new 7,089 sq. ft. warehouse facility which we occupied on September 1, 2004. In the prior year the Company was occupying two separate facilities with 1,400 sq. ft. in downtown Vancouver, BC and 2,914 sq. ft. in Surrey, BC, a suburb of the metropolitan Vancouver area. The prior year’s comparative rent expenses of $24,683 were reclassified from general and administrative expenses ($13,916) and from research and development expenses ($10,767).

RESEARCH AND DEVELOPMENT. Research and development expense reflects internal and external costs to develop our technology including the salaries of our engineers, fees paid to external consultants, and materials and supplies consumed by our research and development department in advancing our core intellectual property. Research and development expense was $447,843 for the nine months ended May 31,2005. In the comparative period, we recorded research and development expense of $204,122 for the nine months ended May 31, 2004. The increase in research and development expense pertains to the addition of two new engineers to our engineering team over the prior year plus a non-cash compensation expense of $124,192 (May 31, 2004 - $24,602) associated with stock options granted to recruit an external research and development consultant.

Three Month Period Ended May 31, 2005 compared to Three Month Period Ended May 31, 2004

Operating Results

REVENUES. Revenues are generated from the provision of engineering services and from licensing royalties. In the three months ended May 31, 2005, we generated revenues of $11,567. In the comparative period, in the three months ended May 31, 2004, we generated revenues of $33,645. The reduction in revenues is due to one client, Magna Advanced Technologies, discontinuing its monthly engineering fee payments of $12,150 ($CAD 15,000), effective September 1, 2004.

AMORTIZATION AND DEPRECIATION. We record depreciation expense on our property and equipment and amortization expense on our capitalized patents and trademark costs. In the three months ended May 31, 2005, we recorded depreciation of $21,090. In the comparative period, in the three months ended May 31, 2004, we recorded amortization and depreciation expense of $8,017. The increase in depreciation expense reflects depreciation associated with purchases of depreciable equipment. At May 31, 2005 we had depreciable Property and Equipment recorded with an historical cost of $235,299 (May 31, 2004 - $47,356).

BUSINESS DEVELOPMENT. Business development expense reflects internal and external costs to market our business opportunity to existing clients and potential new clients. Business development expense includes: the salaries and benefits of our President and CEO and our Executive Vice President; and fees paid to external consultants. Business development expense was $67,844 for the three months ended May 31, 2005. Business development expense was $55,288 for the three months ended May 31, 2004. The increase in business development expense pertains to an April 1, 2004 increase in the management fee to our President and CEO.

CORPORATE FINANCE. Corporate finance expense reflects costs associated with fees paid to maintain the corporate finance function of our company. These fees are paid to our internal CFO and external consultants who oversee accounting, auditing, fund-raising and regulatory reporting functions for our company. Corporate finance expense was $32,255 for the three months ended May 31, 2005. In the comparative period, we recorded corporate finance expense of $22,324 for the three months ended May 31, 2004. The increase in corporate finance expense pertains to a corporate finance fee paid in stock to a consultant during the month of April, 2005.

GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of clerical and administrative salaries and benefits, office rents, office supplies, telephone and telecommunications expenses, courier and other general costs not attributable directly to other Income Statement line items. Our general and administrative expenses were $20,041 for the three months ended May 31, 2005. Our general and administrative expenses were $19,757 for the three months ended May 31, 2004.

INVESTOR RELATIONS. Our investor relations expense consists primarily of external consulting fees and associated communications costs to increase investors’ awareness of our Company. Investor relations expenses were $85,402 for the three months ended May 31, 2005. In the comparative period, investor relations expenses were $9,135 for the three months ended May 31, 2004. The increase in investor relations expense is associated with a heightened investor awareness campaign involving the use of external consulting firms. Also, included in the expense for the three months ended May 31, 2005, is an amount of $5,836 of non-cash compensation attributed under the Black-Scholes option pricing model to stock options issued to investor relations consultants (May 31, 2004 - $ 0 ).

LISTING AND FILING FEES. Our listing and filing fees expense consists primarily of external consulting fees and associated communications costs to convert our regulatory filings into Edgar filing format. Listing and filing fees expenses were $1,227 for the three months ended May 31, 2005. In the comparative period, for the three months ended February 29, 2004 listing and filing fees expenses were $6,435. The decrease in expense is associated with additional filings related to our company becoming publicly listed in the prior year.

PROFESSIONAL FEES. Our professional fees expense consists primarily of external consulting fees associated with our auditors and our US corporate and securities counsel. Professional fees expense was $21,733 for the three months ended May 31, 2005. In the comparative period, we recorded professional fees expense of $19,124 for the three months ended May 31, 2004. The higher expense in the current year is associated with additional audit costs.

RENT. Rent expense was $16,969 for the three months ended May 31, 2005. In the comparative period, we recorded rent expense of $10,151 for the three months ended May 31, 2004. The increase in rent expense pertains to expansion of our company over the prior year and rent associated with our new 7,089 sq. ft. warehouse facility which we occupied on September 1, 2004. In the prior year the Company was occupying two separate facilities with 1,400 sq. ft. in downtown Vancouver, BC and 2,914 sq. ft. in Surrey, BC, a suburb of the metropolitan Vancouver area. The prior year’s comparative rent expenses of $10,151 were reclassified from general and administrative expenses ($5,923) and from research and development expenses ($4,228).

RESEARCH AND DEVELOPMENT. Research and development expense reflects internal and external costs to develop our technology including the salaries of our engineers, fees paid to external consultants, and materials and supplies consumed by our research and development department in advancing our core intellectual property. Research and development expense was $173,192 for the three months ended May 31, 2005. . In the comparative period, we recorded research and development expense of $65,228 for the three months ended May 31, 2004. The increase in research and development expense pertains to the addition of two new engineers to our engineering team over the prior year plus a non-cash compensation expense of $52,605 (May 31, 2004 - $0) associated with stock options granted to recruit an external research and development consultant.

TRAVEL AND RELATED. Travel and related expense includes all of our travel costs associated with business development, research and development, and Corporate Finance. Included in travel are the costs of flights, trains, automotive rentals, accommodations, meals and other associated travel costs. Travel and related expense was $30,329 for the three months ended May 31, 2005. In the comparative period, for the three months ended May 31, 2004, we recorded travel and related expense of $38,954. The decrease in expense is associated with reduced travel in North America and in Europe.

Liquidity and Capital Resources

At May 31, 2005, our total cash was $750,905, our working capital was $670,442, and our stockholders’ equity was $832,016. Since inception, we have incurred cumulative losses of $3,020,020. Between February, 2005 and April 11, 2005, we received subscriptions totaling $785,000 ($730,050 net of issuance costs) and issued 1,046,667 Units at $0.75 per unit. Each Unit consists of one common share and one full warrant per share of common stock, entitling the holder to purchase one additional share of common stock for $1.00 per share for one year, and $1.40 for the second year.

At May 31, 2005, our current working capital, is expected to be sufficient to satisfy our operating requirements for approximately six months. Our ability to satisfy projected working capital requirements is dependent upon our ability to secure additional funding through public or private sales of securities, including equity securities. There is no assurance that we will secure the necessary capital on terms acceptable to us. If we are unable to raise additional capital when needed, this could have a material adverse affect on us, including possibly requiring us to curtail or cease our operations.

Our Company is in the development stage and we expect to remain in the development stage for the current operating year. We do not expect to generate significant net cash flows from operations in the present year.

In the nine months ended May 31, 2005, our operations consumed $1,039,487. Our net loss of $1,272,637 was partially offset by amortization and depreciation of $60,587, and by $159,393 of non-cash stock-based compensation.

In the nine months ended May 31, 2005, we spent $65,457 on property and equipment.

Our net cash consumed in the nine months ended May 31, 2005, was $374,894, leaving us with $750,905 of cash balances at May 31, 2005.

Trends and Uncertainties

US Patent re-investigation

We were advised by a client in March 2004, that a European Patent Office patent search report on November 23, 1995, disclosed an existing relevant patent (GB, A, 1 101 522 issued on 31 January 1966) (“the Rolls Royce Patent”) as prior art, and that management had a responsibility to disclose this to the US Patent Office. Since we had subsequently convinced the European Patent Office that the Rolls Royce Patent did not conflict with our European Patent, we had neglected to notify the US Patent office of the European Patent Office’s search report findings.

Regardless of the fact that the correspondence with the European Patent Office occurred and did not impair our ability to file a European Patent, it was suggested to us that we had a responsibility to disclose the European Patent Office findings, subsequent communications, and eventual conclusion to the US Patent Office.

Based upon the advice of legal counsel, we have concluded that a re-examination will be required and that the additional European disclosures should be brought to the attention of the US Patent Office in an attempt to remedy and mitigate any real or perceived weakness with our US Patent No. 5,505,668. We are presently working with our patent attorneys to prepare the additional filings necessary in the re-examination application for our US Patent. In our opinion, our US Patent will not be significantly weakened through the re-examination process, however we can not provide assurances of any material impairments.

Marketing Plan and Engineering Progress

We have developed a marketing plan for vertical, industry-specific applications of the proprietary Ikona Gearing System for applications which capitalize on the unique high torque and low weight attributes of the Ikona Gearing System, including but not limited to:

Vertical Market	Client	Progress Update
Automotive	Magna Advanced Technologies	In progress – designed, tested and
negotiating License Agreement

High torque industrial machinery:	Riverside Forest Products	In progress – designed, modified
- Forestry		and in testing

- Winches	Paccar Winch Division	In progress - Engineering
feasibility study
- Marine	SKF	In progress - Engineering
feasibility study
- Marine	TM4	Declined – Retained existing
involute application

Aircraft and military equipment	Pratt & Whitney	In progress - Engineering
feasibility study

Alternate energy sources	StarRotor Corporation	In progress – designed, being
machined and tested

Robotics and high precision	Andrew Corp.	In progress – designed, and
Machinery		pending engineering feasibility study

Magna Advanced Technologies Progress

In September 2004, we initiated phase two of our agreement with Magna Advanced Technologies (“Magna”). We are aware of at least two automotive applications developed within Magna between September 2004 and May 31, 2005. We have been approached by Magna, in March 2005, with a request to formalize our commercial arrangements with them and we have responded with a request to complete our Licensing Agreement and minimum royalty arrangements with Magna, as required in our original agreement with them. We have engaged in formal negotiations over the past two to three months toward finalizing our Licensing Agreement and we are expecting a third draft of the agreement to be returned to us shortly. We are hopeful that a final version of the Licensing Agreement can be approved by both parties in the next month or two, however we are unable to provide assurances that we can conclude a licensing agreement.

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

Our Chief Executive Officer and Chief Financial Officer conducted an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation at May 31, 2005, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

Part II - OTHER INFORMATION

Item 1 Legal Proceedings:

None.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds:

As of April 14, 2005, we completed private placements totalling $785,000 ($730,039 net of issuance costs of $54,951) through the issuance of 1,046,667 Units at a price of $0.75 per unit. Each Unit consists of one share of common stock and one full warrant per share of common stock, entitling the holder to purchase one additional share of common stock for $1.00 per share for one year, and $1.40 for the second year. We have undertaken to register these securities on a best efforts basis within nine months of issuance. The units were sold exclusively in off-shore transactions to persons who qualified as non-US Persons within the meaning of Regulation S under the Securities Act of 1933, as amended. The sale of the Units was undertaken without registration under the Securities Act in reliance upon Regulation S thereunder. The proceeds from the offering will be used for general working capital.

Item 3 Defaults upon Senior Securities:

None.

Item 4 Submission of Matters to a Vote of Security Holders:

On June 30, 2005, we held our annual meeting of shareholders at our office premises at 1850 Hartley Avenue, Suite #1, Coquitlam, BC, Canada. At the meeting we put two matters to vote, those being the appointment of our auditors Dohan and Company, P.A., CPA's, for the next year, and the election of our directors (Simon Anderson, Barrie Freeke, Laith Nosh, Raymond Polman, and Nicola Simon) for the coming year. A total of 13,214,260 shares, or 52.5% of the outstanding stock of our company, were voted either in person or by proxy. The results of the proposals were as follows:

	For	Against	Abstain
Proposal 1 – Election of Directors	13,213,760 (52.5%)	0	500 (0.0%)
Proposal 2 – Appoint auditors	13,184,260 (52.4%)	0	30,000 (0.1%)

Item 5 Other Information:

None.

Item 6 Exhibits and Reports on Form 8-K

(a)

Exhibit No.	Description

31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certificate pursuant to 18 USC Section 1350

(b) None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKONA GEAR INTERNATIONAL, INC.

By:	/s/ Laith Nosh	By:	/s/ Raymond L. Polman
Laith Nosh, President & CEO		Raymond L. Polman, CA, CFO
Date: July 15, 2005		(Principal Financial and Accounting Officer)
Date: July 15, 2005