Form 10KSB
period 2005-08-31
IKONA GEAR INTERNATIONAL INC
filed 2005-11-29
CIK 1130809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were: $15,886

The aggregate market value of common equity of the registrant held by non-affiliates computed by reference to the last sales price at which the common stock was sold on November 10, 2005 was $16,613,540.

As of November 10, 2005, there were 25,559,292 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

IKONA GEAR INTERNATIONAL, INC.

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

     References in this Report to "Ikona," the "Company," "we," "our," and "us" refer to Ikona Gear International, Inc., a Nevada corporation and its wholly owned subsidiaries, Ikona Gear USA, Inc. and Ikona Gear Corp.

PART I

Item 1.           Description of Business

General

          We are commercializing our proprietary patented gearing technology (the "Ikona Gearing System"). The Ikona Gearing System utilizes a proprietary, newly designed, patented tooth shape which enables gears to be smaller, lighter, stronger and more energy efficient than conventional planetary gears. The Ikona Gearing Systems allows what we believe to be the highest single stage reduction ratio, zero backlash gear currently available on the market. In high-ratio applications, the Ikona Gearing System can replace multiple stage gearing systems with a single stage reduction ratio, and is thus more cost effective to manufacture.

          Our business strategy is twofold, to incorporate and license our intellectual property into engineering solutions for industrial applications (our own products), and to license our core intellectual property into our clients products under their manufacture through establishing development. Our business model is to develop and manufacture prototypes on a fee for services basis, and to licensing commercial production for a licensing fee which is either paid directly to us for client manufactured product, or incorporated into the profit margin on our own manufactured products. Our plan is to develop revenues from two sources, royalty and licensing revenue, and engineered and manufactured solutions revenue.

          Our goal in the current operating year is also to introduce two new products, in addition to the Satellite Base Station Pedestal and Continuous Velocity Transmission currently under development. In our licensing division, our goal in the current operating year is to enter into licensing agreements in three different vertical markets (for illustration: automotive, shipping, alternative energy, or robotics), where we will prove the virtues of our patented gearing technology in applications that generate licensing royalties.

          We maintain our principal executive offices at 1850 Hartley Avenue, Unit #1, Coquitlam, British Columbia, Canada, V3K 7A1. Our telephone number at that address is (604) 523-5500. Out internet website is located at www.ikonagear.com.

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

          In October 1994, Mr. Nosh introduced the gear technology to Dr. J. R. Colbourne, a Ph.D. in mechanical engineering, gear industry specialist, and professor emeritus at the University of Alberta in Edmonton, Canada. Dr. Colbourne did technical due diligence on the gear design, enhanced the technology, and then assisted Mr. Nosh with preparing and filing patents for the technology in the USA, Canada and Europe. The patents were filed in August, 1994, and issued in the US as patent 5,505,668 in April 1996. The patent was issued in Europe as patent 0770192 in November, 1998, and in Canada in September, 1999, as patent 2,129,188.

          Dr. Colbourne then assisted Mr. Nosh with recruiting gear specialists in 2001, and Ikona Gear International, Inc. was incorporated in August, 2001, to carry on the business in the US and Canada. The US patents were originally filed by Ikona Gears Limited, Nicosia, Cyprus (a prior owner of the technology rights), and were transferred by Mr. Nosh to Diversified Sciences Limited (an Alberta corporation) in 1997. Diversified Sciences Limited completed the patents for Europe and Canada, and subsequently transferred the patents to Ikona Gear International, Inc. in August, 2001, just after the company was incorporated.

HISTORY OF OUR COMPANY

          Ikona Gear International, Inc. (previously Oban Mining, Inc.) (the "Company") was incorporated in the State of Nevada on September 20, 2000. From our incorporation until October 2003, we pursued our business as a mineral resource exploration company from Vancouver, Canada, which was ultimately unsuccessful and abandoned.

          Effective October 30, 2003, we consummated an Agreement and Plan of Reorganization (the "Agreement") and acquired 100% of the issued and outstanding shares of common stock of Ikona Gear USA, Inc. (formerly Ikona Gear International, Inc.)("Ikona USA"). Under the terms of the Agreement, the shareholders of Ikona USA received, pro rata, an aggregate of 15,041,633 shares of common stock of the Company in exchange for 100% of the outstanding shares of Ikona USA. A principal shareholder of the Company surrendered for cancellation 14,500,000 shares of common stock, which resulted in the Ikona USA shareholders acquiring shares representing approximately 70% of the total issued and outstanding shares of the Company. As a result, the transaction was accounted for as a recapitalization of Ikona USA.

          The audited consolidated statements of operations, stockholders' equity (deficiency) and cash flows of the Company prior to October 30, 2003 are those of Ikona USA. Our Company's consolidated date of incorporation is considered to be August 16, 2001, the date of inception of Ikona USA. Following the acquisition, we changed our name from Oban Mining, Inc. to Ikona Gear International, Inc. On October 31, 2003, we incorporated a wholly-owned subsidiary, Ikona Gear Corp., a British Columbia Corporation.

          We are now focusing on commercializing and further developing Ikona's, patented gear technology, the Ikona Gearing System. Today, our Company comprises a series of corporations organized in a multi-tiered arrangement depicted in the following schematic:

The functions and relationships of these entities to one another can be summarized as follows:

          Ikona Gear International, Inc. ("IKGI") is a corporation incorporated in Nevada and publicly-traded on the OTC market and quoted on the OTC Bulletin Board under the ticker symbol IKGI. We are also listed and trading in the Regulated Unofficial Market on the Frankfurt Stock Exchange under the ticker symbol IG2. We are also listed and trading on the Berlin Stock Exchange under the ticker symbol A0BLY1.

          IKGI, is based in Coquitlam, a suburb of the Greater Vancouver Metropolitan Area (GVMA), British Columbia, and is primarily involved in capital formation, investor relations and head office and executive office administration. We have two wholly-owned subsidiaries:

*	Ikona Gear USA, Inc., incorporated in Nevada, is a non-operating entity holding all intellectual property owned by the Ikona group of companies and was formed on August 16, 2001.

*

Ikona Gear Corp., incorporated in British Columbia, Canada, was formed October 31, 2003. This company is currently carrying out the operations of the Ikona group of companies, consisting of gear engineering design services, manufacture, and licensing of patented gearing intellectual property.

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

*

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

*

Low noise level - the Ikona Gearing System is designed to operate with a noise level lower than most gear systems due to the unique meshing features of its teeth and the rolling motion inherent in the gear system design. Low noise levels are important in the aviation and robotics industries.

*

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

*

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

*

Conjugate system - the Ikona Gearing System is conjugate, meaning that it operates at a constant speed. Conjugate action equates to repeatability, which is an essential characteristic of precise machinery and positioning devices. In applications such as robotics, this feature is a necessity.

*

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

Although we intend to continue to protect the technology and any improvements to the technology with additional patent applications, no assurance can be given that any additional patents will be issued or that the scope of any patent protection will exclude competitors or that any patent, if issued, will be held valid if subsequently challenged.

It was brought to our attention in meetings with a potential customer Magna Advanced Technologies in 2004 that we had omitted a filing with the US Patent office of all material correspondences with the European Patent Office during the application period for the US Patent.

We had our patent attorneys conduct an independent review in which this assertion was confirmed. In particular, that we had received a patent search report from the European Patent Office on November 23, 1995, that indicated an existing relevant patent (GB, A, 1 101 522 issued on 31 January 1966) which was interpreted as similar to the Patent we filed with the European Patent Office. As we subsequently convinced the European Patent Office as to why our patent was unique and dissimilar to the pre-existing patent GB, A, 1 101 522, we neglected to bring this correspondence with the European Patent Office to the attention of the US Patent Office. Regardless whether the correspondence occurred and did not impair our ability to file a European Patent Convention Treaty, it is possible that through a strict interpretation of our responsibilities under US Patent law that management had a responsibility to disclose to the US Patent Office the European search report and its findings, and our subsequent response and our successful conclusion in achieving a European Patent Convention Treaty.

We have been advised that a resolution to this omission is possible through requesting a re-examination of our US Patent, a process which could take two years to complete. We were also advised that it is difficult to forecast the outcome of a reexamination procedure if we requested one, and since we cannot be assured that the outcome would be favorable to our company, we have not requested one. We are uncertain as to the effect, if any, which this matter will have on our US patent rights.

Jurisdiction/ Title	Patent/Appln No.	Issue Date	Applicant	Assigned To	Expiry Date
USA/ Gear system	5,505,688	April 9, 1996	Ikona Gears Limited (Nicosia, CY)	Ikona Gear USA, Inc.	November 11, 2015
Canada/ Gear system	2,129,188	Sept. 7, 1999	Ikona Gears Limited & Ikona Inc.	Ikona Gear USA, Inc.	July 29, 2014
Europe/ Gear system	0770192	November 11, 1998	Ikona Gears Limited & Ikona Inc.	Ikona Gear USA, Inc.	July 26, 2015

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

Research and Development

          We charge research and development expenditures to operations as expended. In the three years ended August 31, 2003, 2004, and 2005, our expenditures on research and development were $218,600, $216,329, and $581,540 respectively.

Employees and Consultants

          We presently have twelve full-time employees.

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

Item 4.           Submission of Matters to a Vote of Security Holders

          On June 30, 2005, we held our Annual General Meeting and submitted two items for the vote of security holders. Of the 25,149,292 shares authorized to vote, as of 3:00 PM June 30, 2005, we had received a Proxy Tabulation of 13,214,260 votes, or 52.5% of the outstanding votes of Ikona Gear International, Inc. The first submission of a matter to vote was for the approval of the proposed Board of Directors, the second item submitted was the renewal of the auditors, Dohan & Company, CPA’s, P.A. to serve for another year of service. On item one, the votes tallied for this motion included 13,213,760 votes for, 500 votes withheld, and zero votes against. The names of the directors elected at the meeting are: Simon Anderson, Barrie Freeke, Laith Nosh, Raymond Polman, and Nicola Simon. On item two, the votes tallied included 13,184,260 votes for the proposal, zero votes against, and 30,000 votes abstaining. Other than these two proposals there were no other matters submitted to a vote of security holders during the three months ended August 31, 2005.

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

	Common Stock
Quarter Ended	Low	High
August 31, 2001	n/a	n/a
November 30, 2001	n/a	n/a
February 28, 2002	n/a	n/a
May 31, 2002	n/a	n/a
August 31, 2002	0.05	0.05
November 30, 2002	0.01	0.05
February 28, 2003	0.01	0.01
May 31, 2003	0.01	0.25
August 31, 2003	0.01	0.01
November 30, 2003	0.01	0.60
February 29, 2004	0.60	3.25
May 31, 2004	1.10	2.10
August 31, 2004	0.80	1.50
November 30, 2004	0.62	1.55
February 29, 2005	0.45	1.11
May 31, 2005	0.73	0.75
August 31, 2005	0.54	0.72

Holders

          As of November 10, 2005, we had approximately 127 shareholders of record. This does not include shareholders who held stock in accounts at broker/dealers.

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

Recent Sales of Unregistered Securities.

1.        In March 2005, we sold an aggregate of 1,046,667 units at a price of $0.75 per unit for gross proceeds of $785,000. Each unit consisted of one share of common stock and one whole warrant, each whole warrant exercisable to purchase one share of common stock at a price of $1.00 per share, for a period of one year, after which each whole warrant is exercisable to purchase one share of common stock at a price of $1.40 per share, for a further period of one year. The issuance was to six investors that qualified as non US Persons within the meaning of Rule 902, each of whom acquired the securities in offshore transactions. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Regulation S thereunder.

2.        In October 2005, we sold an aggregate of 400,000 units at a price of $0.75 per unit for gross proceeds of $300,000. Each unit consisted of one share of common stock and one whole warrant, each whole warrant exercisable to purchase one share of common stock at a price of $1.00 per share, for a period of one year, after which each whole warrant is exercisable to purchase one share of common stock at a price of $1.40 per share, for a further period of one year. The issuance was to one investor that qualified as non US Persons within the meaning of Rule 902, whom acquired the securities in an offshore transaction. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Regulation S thereunder.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,400,000	$0.93	-0-
Equity compensation plans not approved by security holders(1)	-0-	$0.00	-0-
Total	4,400,000	$0.93	-0-

(1) Includes nonqualified options granted to directors.

Item 6.           Management's Discussion and Analysis or Plan of Operations

Plan of Operations

          In the next 12 months, we plan to execute a License Agreement for royalties from Magna Advanced Technologies ("the Magna Agreement") for the use of our technology in products in the automotive industry.

          We also plan to complete a new prototype development project with a Tier One US Defense Contractor . We will receive US$108,000 for the design, development and customization of a satellite antenna pedestal based on our patented gear technology platform, process which will take 12 to 14 weeks to complete. The new pedestal will, at the onset, be limited to government and military tactical applications. Our agreement to license our intellectual property also provides our client an option to either purchase additional units from us, or have units manufactured by a third party using our design. The first 5 production units are to be available to our client at US$60,000 per unit, and we can provide additional for prices which scale down progressively on annual orders of 25, 50 or 100 units. At 100 units per year the agreement would result in revenues of US$ 3 million. A five-year volume commitment, in incremental annual amounts, totalling to 180 units over the five year term is required to maintain licensing exclusivity in the military and tactical satellite market.

          In effort to drive immediate revenue and speed time-to-market for commercial applications, we are selectively choosing high impact vertical markets on which to focus in-house application development. We are developing a revolutionary new continuously variable transmission (CVT) based on our patented Ikona Gear Platform. Our development will enable a new generation of CVTs to be introduced into dozens of vertical markets including: aerospace, aviation, military equipment, oil and gas, alternative energy, and industrial transportation. The new Ikona CVT will boast significant size and weight reductions while improving performance and increasing efficiency, all while providing for an infinite number of gear ratios.

          Transmissions operate over a wide range of power conditions, such as low speed-high torque to high speed-low torque, as well as through a variety of gear ratios. The new Ikona CVT provides manufacturers with the technology to enjoy vast improvements including:

*	significant size and weight reductions in power transmissions from existing market solutions
*	Increased efficiency, allowing smaller engines to operate at broader optimum RPM ranges
*	Lower fuel consumption
*	More environmentally friendly
*	Scalable to high torque industrial applications.
*	Potential to replace expensive Variable Frequency Drives (VFD’s) with low cost, low power electro-mechanical CVT drives
*	Decreased development and manufacturing costs
*	Higher quality transmission products with increased durability

          We also plan to complete the manufacturing, testing and sale of gearing solutions for industrial applications in a limited number of industries for applications which capitalize on the high torque and low weight attributes of the Ikona Gearing System, including:

*	Aerospace, aviation and military equipment;
*	Oil and gas exploration technologies
*	High torque industrial machinery;
*	Alternative energy sources such as windmills;
*	Robotics and high precision machinery;

          To achieve these goals we will be developing a business development team to pursue clients and manage the orders for prototypes and products in various vertical markets. The projected budget for the next twelve months of business development activities is $347,000. Our planned marketing activities include spending additional funds on travel in order to meet prospective customers and joint development partners. We will be promoting Ikona Gear technology to European and North American industry leaders through: securing public relations representatives in North America and Europe; participating in gear industry trade shows such as Gear Expo; developing and refining joint development alliances and licensing agreements for existing and potential customers; developing alliances with gear manufacturers capable of manufacturing Ikona related products; and developing portable demonstration units. We anticipate our annual business development operating costs will increase from approximately $279,000 to about $347,000 over the next twelve months.

          We will be developing a manufacturing team to manage and execute the orders for prototypes and products in various vertical markets. The projected budget for the next twelve months of manufacturing activities is $200,215. Our planned manufacturing activities include spending additional funds on recruiting and miscellaneous shop expenses in order to scale up our manufacturing operations. We anticipate our annual manufacturing costs will increase from approximately $0 to about $200,000 over the next twelve months.

          We will be continuing our engineering development activities while trying to secure joint development arrangements with gearing application providers who wish to incorporate the Ikona Gear design into their applications. We will also be trying to secure partnering relationships with gear manufacturers who can manufacture gears under license from Ikona Gear based on our design specifications. Our objective is to maintain our focus as a gear design specialist and engineering solution provider of patented gearing products, while delegating component fabrication to third parties and keeping final assembly and testing in house. The estimated cost of our internal development program for the next twelve months is $300,000.

          We expect to purchase engineering light manufacturing and assembly equipment in the next 12 months as we scale up manufacturing and associated CAD-CAM engineering software, hardware and tools. We anticipate that we will need to invest approximately $240,000 in new capital equipment for our manufacturing division.

          We anticipate that adding three full-time staff over the next twelve months in our manufacturing division otherwise staffing will continue at their current levels until we have successfully completed significant royalty agreements. We presently have twelve full time employees and we expect to increase to seventeen employees for the next twelve months.

          If we are successful in our marketing activities, we will likely spend additional funds on travel in order to meet prospective customers and joint development partners. We anticipate our annual sales and marketing operating costs may increase from $350,000 to about $500,000 over the next twelve months.

          We have focused substantially all research and development over the past year on our joint development relationship with Magna. We are developing new business opportunities to leverage our core intellectual properties in applications which we will manufacture into prototypes for our potential clients. Over the next twelve months we will be focusing our efforts on developing new prototypes for potential clients and on responding to requests for proposals we anticipate being presented with over the next 12 months. We anticipate this will result in royalty-producing operations from our patented gear-reducer technologies. We anticipate that we will expend $800,000 on research and development over the twelve months ending August 31, 2006.

          We have invested approximately $170,000 in capital equipment over the past twelve months. We expect to continue to purchase furniture and equipment in the next 12 months as we recruit new specialized engineers with requirements for specialized software, hardware and tools. We anticipate that we will need to invest a further $239,000 in capital equipment, consisting of $175,000 in new manufacturing equipment, and $65,000 in new engineering computers and software and associated new furniture for our new hires (engineers and technical salespeople), as we add an additional five (5) employees over the next 12 months.

          In general, we anticipate that staffing levels will continue to increase at a growth rate of approximately 40% per year. We presently have twelve employees and we expect to grow to seventeen employees within the next 12 months. These growth estimates are contingent on access to sufficient funding and our ability to recruit suitable candidates with requisite engineering academic qualifications and gear industry work experience.

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

          We anticipate our total cash requirements for the next twelve months will be approximately $2 million, of which we had $371,614 available at August 31, 2005. The balance of our cash requirements will need to be raised through additional financings. We estimate that an additional $1.6 million will be required to support our needs over the next 12 months. We have no current arrangements with respect to sources of additional financing and there can be no assurance that additional financing will be available to us on commercially reasonable terms. The inability to obtain additional financing, when needed, would have a material adverse affect on us, including possibly requiring us to curtail our operations. To the extent that future financing involves the sale of our equity securities, our then existing stockholders, including investors in this offering, could be substantially diluted.

          We do not consider any specific accounting policies to be critical to the economic success of its business.

Operating and Financial Review and Prospects

          The following discussion and analysis of the financial condition and operating results of the Company for the two fiscal years ended August 31, 2005 and 2004, should be read in conjunction with the financial statements and related notes attached hereto. (See Financial Statements.)

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

Operating Results

Fiscal year ended August 31, 2005, compared to fiscal year ended August 31, 2004.

REVENUES. Revenues are generated from licensing royalties and the provision of engineering services. In the years ended August 31, 2005 and 2004, we generated revenues of $15,886 and $152,782 respectively. Engineering services revenues in the current period relates to $5,463 in licensing royalties from one client Aircast Inc., compared to $1,955 in 2004. Also included in revenues in the current year are engineering services fees of $8,000 from Starrotor Inc. and $2,423 from Universal Gear. We are continuing to negotiate a Licensing Agreement with Magna International Inc. (“Magna”). Magna had a services agreement that committed them to provide us monthly fees of $11,175 (CAD$ 15,000) per month from May 1, 2003, to August 31, 2004, resulting in $140,827 in engineering fees in 2004 with no comparative fees for the period ended August 31, 2005. Under the Magna agreement, Magna was required to enter into a licensing agreement after testing our technology and prior to commercializing our technology. We have been in negotiations with Magna since September 2004 and recently, as of late November 2005, executives in Magna's office in Lannach, Austria, have indicated their intent to execute in mid December 2005, a form of the licensing agreement that is to our mutual satisfaction. However, as of the filing of this report our license agreement has not yet been executed, and we cannot provide absolute assurance that it will be executed on a timely basis, or in a form that meets our satisfaction. If the license agreement is executed, we will at that time make disclosures regarding the material nature and substance of the agreement.

AMORTIZATION AND DEPRECIATION. We record amortization expense on our capitalized patents and trademark costs and depreciation on our property, plant and equipment. In the years ended August 31, 2005 and 2004, we recorded depreciation and amortization expense of $83,067 and $27,643 respectively. The increase in expense reflects depreciation associated with $80,127 of depreciable equipment purchased in the current year, and $74,181 of leasehold improvements installed in August 2004 which began depreciating in September 2004 over a three year service life.

BUSINESS DEVELOPMENT. Business development expense reflects internal and external costs to market our business opportunity to existing clients and potential new clients. Business development expense includes: the salaries and benefits of our President and our Executive Vice President; and fees paid to external consultants for web design and web based marketing services. Business development expense was $278,476 and $223,616 respectively for the years ended August 31, 2005 and 2004. The increase in business development expense pertains to a combined management fee and car allowance increase to our CEO from $5,000 to $9,650 per month, effective April 2004.

CORPORATE FINANCE. Corporate finance expense reflects costs associated with fees paid to maintain the corporate finance function within our company. These fees are paid to our CFO and external consultants who oversee accounting, auditing, fund raising, and regulatory reporting functions for our company. Corporate finance expense was $115,615 and $72,688 respectively for the years ended August 31, 2005 and 2004. The increase in corporate finance fees expense resulted from the CFO’s term of service beginning on December 1, 2004, providing nine months of services in 2004 compared to twelve months in 2005.

GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of clerical and administrative salaries and benefits, office rents, office supplies, telephone and telecommunications expenses, courier and other general costs not attributable directly to other statement of operations line items. Our general and administrative expenses were $96,497 and $68,025 for the years ended August 31, 2005 and 2004. The increase in general and administrative expense pertains to the recruitment of a receptionist/administrative assistant for the period from July 2004 through to May 2005.

INVESTOR RELATIONS. Our investor relations expense consists primarily of external consulting fees, a portion of which are non-cash compensation expenses associated with stock option incentives. Investor relations expenses also are associated with communications costs to increase investors' awareness of our company. Investor relations expenses were $284,094 and $106,185 for the years ended August 31, 2005 and 2004. The increase in expense is associated public awareness campaigns initiated after our company became publicly traded in October 2004. We increased spending on our European investor relations campaigns to $157,556 in fiscal 2005 from $49,675 in fiscal 2004. We decreased spending on our Canadian investor relations campaigns to $12,462 in fiscal 2005 from $50,788 in fiscal 2004.We began a US investor awareness campaign in October 2004 and incurred expenses of $98,305 in fiscal 2005 compared to no US investor expenses in fiscal 2004. The remaining expenses in 2005 and 2004 are miscellaneous costs related to news releases and investor meetings and they consisted of $15,771 in 2005 and $5,722 in 2004. Included in the August 31, 2005, expense is an amount of $33,042 of non-cash compensation attributed under the Black-Scholes option pricing model to stock options issued to one investor relations consultant in 2005, the comparative amount for the year ended August 31, 2004, was $38,758.

PROFESSIONAL FEES. Our professional fees expense consists primarily of external fees associated with our auditors, our securities attorneys and our corporate contractual counsel. Professional fees expenses were $114,914 and $140,609 for the years ended August 31, 2005 and 2004 respectively. The decrease in expense is associated with audit and legal fees for our company getting publicly traded as of in the year ended August 31, 2004. Included in the professional fees for the year ended August 31, 2005 is an amount of $37,471 in contractual legal fees related to our negotiations with Magna.

RENT. Rent relates to a three year lease agreement, and associated operating costs, entered into effective August 1, 2004 for 7,089 square feet of combined office and light industrial assembly space, located in Coquitlam, BC, Canada. Rent was $70,570 and $23,546 respectively for the years ended August 31, 2005 and 2004. The increase in rent expense relates to increased rent and operating costs our relocation for two small premises, into much larger premises, in August 2004.

RESEARCH AND DEVELOPMENT. Research and development expense reflects internal and external costs to develop our technology including the salaries of our engineers, fees paid to external consultants, and materials and supplies consumed in advancing our core intellectual property. Research and development expense was $581,540 and $216,329 respectively for the years ended August 31, 2005 and 2004. The increase in research and development expense relates the recruitment of two new employees and an external consultant early in the current year.

TRAVEL AND RELATED. Travel and related expense includes all of our travel costs associated with travel for reasons of business development, research and development, and corporate finance. Included in travel are the costs of flights, trains, automotive rentals, accommodations, meals and other associated travel costs. Travel and related expense was $74,168 and $98,598 respectively for the years ended August 31, 2005 and 2004. In the prior year, there was an increase in travel and related expense associated with joint development partnerships with Magna, and with establishing new investor relations business development relationships in North America and in Europe.

Apart from the stock-based compensation expense, our general and administrative costs increased in the aggregate due to the added professional fees, filing and reporting costs, and investor relations expense associated with our status as a public company.

Liquidity and Capital Resources

          As at August 31, 2005, our total cash was $371,614, our working capital was $289,020, and our stockholders' equity was $440,201. Since inception in August 2001, we have incurred cumulative losses of $3,438,587. In March 2005, we closed a private placement of $785,000 ($730,050 net of finders fees) to address current operating requirements. Since our fiscal year-end we have also closed a private placement of $300,000 ($276,000 net of finders’ fees) in October 2005. We are continuing to actively pursue significant investments from a number of potential sources.

          We anticipate our total cash requirements for the next twelve months will be approximately $1.8 million, of which we had $370,000 available at August 31, 2005. The balance of our cash requirements will need to be raised through additional financings. We estimate that an additional $1.6 million will be required to support our current operating needs over the next twelve months. We have no current arrangements with respect to sources of additional financing and there can be no assurance that additional financing will be available to us on commercially reasonable terms, or at all. The inability to obtain additional financing, when needed, would have a material adverse affect on us, including possibly requiring us to curtail or cease our operations. To the extent that future financings involve the sale of our equity securities, our then existing stockholders could be substantially diluted.

          In the year ended August 31, 2005, our operations consumed $1,402,760. Our net loss of $1,691,204 was partially offset by depreciation and amortization of $83,067, and by $186,145 of non-cash stock-based compensation. Our working capital provided $15,301, for net cash consumed by operations of $1,402,760. In the year ended August 31, 2004, our operations consumed $668,830.

          In the year ended August 31, 2005, we spent $81,475 on machinery and equipment (net of disposals). In the year ended August 31, 2004, we spent $169,910 on machinery and equipment.

          In the year ended August 31, 2005, we generated $730,050 from financing activities, all of which was generated from the sale of equity securities. In the year ended August 31, 2004, we generated $1,962,313 from financing activities.

          In total, our cash and cash equivalents decreased by $754,185 to $371,614 for the year ended August 31, 2005. Our cash and cash equivalents was $1,125,799 as at the August 31, 2004.

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

Trends

          Our Company is in the development stage and is presently continuing research and development of a platform gearing technology that can be applied to any industry and any product that incorporates a gear. We are jointly developing product prototypes to advance our business development goals. As a result, there are no trends in production, sales or inventory, the state of the order book, or costs and selling prices. For the current financial year, our Company has more than doubled its operating cash requirements. We believe that operating costs will stabilize at roughly 40% more than the current levels, consistent with our expected increase in staffing levels, subject to financing and the uncertainty of raising additional capital resources through private or public placements, and associated financing expenses. We will only continue to expand our number of staff and the associated salaries and benefits expenses of our Company if additional capital resources are provided for that purpose.

We expect engineering service fees and eventual royalties to increase as we conclude testing of prototypes with existing clients (Andrew Corporation and StarRotor) and prospective clients. Our agreement with Andrew Corporation assures us of $108,000 of revenue over a 14-16 week period beginning in late October 2005. We also expect royalties to increase as we began to offer our engineering manufacturing services and light industrial assembly in October 2005. Our agreement with Andrew Corporation allows for the first four additional prototypes to be sold to them at $60,000 per unit and also provides for increasing numbers of annual purchases and reducing prices (from 5 to 25, 50 and 100 units each year) to maintain exclusive rights to the patented Ikona technology new royalty agreements and as our joint development partners establish sales of their products which incorporate our gears. At 100 units per year, the Andrew Corporation agreement would provide a potential for $3 million in revenue per year. There are, however, no assurances that Andrew Corporation will place orders beyond the first prototype. At present we have one royalty agreement with Aircast Inc. for which we receive on average $1,400 of royalty per quarter. We expect these royalties will continue.

We have been attempting to conclude and execute a License Agreement with Magna International Inc. for over a year, for limited exclusive rights in the automotive industry. Although we believe this process to be virtually complete, we have no assurances that the agreement will be executed on terms that will be acceptable to us, or at all.

CRITICAL ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”). SFAS 123R supersedes APB 25 and its related implementation guidance by requiring entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions) and revises SFAS 123 as follows:

i.           Public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value and nonpublic entities may elect to measure their liabilities to employees incurred in share-based payment transactions at their intrinsic value whereas under SFAS 123, all share-based payment liabilities were measured at their intrinsic value.
ii.         Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered as opposed to accounting for forfeitures as they occur.
iii.         Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification whereas SFAS 123 required that the effects of a modification be measured as the difference between the fair value of the modified award at the date it is granted and the award’s value immediately before the modification determined based on the shorter of (1) its remaining initially estimated expected life or (2) the expected life of the modified award.

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

In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”) which is effective for fiscal years ending after December 15, 2005. SFAS 154 requires that changes in accounting policy be accounted for on a retroactive basis.

The adoption of these new pronouncements are not expected to have a material effect on the Company's consolidated financial position or results of operations, with the exception of SFAS 123R, which we will be required to adopt for our fiscal year ending August 31, 2007, and which will have a material impact on compensation expense if stock options are issued in subsequent years.

Item 7           Financial Statements

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in United States Dollars)

August 31, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ikona Gear International, Inc. (a Development Stage Company)
Vancouver, British Columbia

We have audited the accompanying consolidated balance sheets of Ikona Gear International, Inc. (A Development Stage Company) (the Company) as of August 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and for the period from August 16, 2001 (inception) to August 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended and from August 16, 2001 (inception) to August 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage, has suffered recurring losses from operations, has used, rather than provided, cash from operations and has an accumulated deficit during the development stage of $3,438,587 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dohan and Company, CPA's

Miami, Florida
November 19, 2005

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Balance Sheets
August 31

	2005	2004

ASSETS

Current:
Cash	$371,614	$1,125,799
Accounts receivable	14,612	14,272
Prepaid expenses	17,138	16,822
Deferred taxes, net of valuation allowance of $1,169,100 (2004 - $594,100) (Note 11)	-	-

Total current assets	403,364	1,156,893

Property and equipment (Note 5)	151,181	156,704

Total assets	$554,545	$1,313,597

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$107,628	$98,226
Due to related party (Note 6)	6,716	161

Total current liabilities	114,344	98,387

Commitments (Note 14)

Stockholders' equity
Common stock (Note 7)
Authorized
100,000,000 common shares, $0.00001 par value
25,149,292 common shares (2004 – 24,090,325 shares) issued and outstanding	251	241
Additional paid-in capital	3,878,537	2,962,352
Accumulated deficit during the development stage	(3,438,587)	(1,747,383)

Total stockholders' equity	440,201	1,215,210

Total liabilities and stockholders' equity	$554,545	$1,313,597

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Operations

	Cumulative
	Amounts
	From Inception
	(August 16, 2001)
	to	Year Ended August 31,
	August 31, 2005	2005	2004

REVENUES
Engineering services	$212,975	$15,886	$152,782

EXPENSES
Amortization and depreciation	143,724	83,067	27,643
Business development	621,736	278,476	223,616
Corporate finance	268,056	115,615	72,688
Foreign exchange loss	2,085	2,085	-
General and administrative	204,212	96,497	68,025
Investor relations	390,279	284,094	106,185
Listing and filing fees	24,274	12,794	11,480
Professional fees	261,023	114,914	140,609
Rent	107,675	70,570	23,546
Research and development	1,256,217	581,540	216,329
Travel and related	198,308	74,168	98,598

TOTAL EXPENSES	(3,477,589)	(1,713,820)	(988,719)

OTHER INCOME/(EXPENSES)
Interest income	13,721	10,661	3,060
Impairment of patents and trademark (Note 4)	(183,763)	-	(183,763)
Loss on disposal of assets	(3,931)	(3,931)	-

TOTAL OTHER INCOME/(EXPENSES)	(173,973)	6,730	(180,703)

Loss before income taxes	(3,438,587)	(1,691,204)	(1,016,640)
Income taxes	-	-	-

Net loss for the period	$(3,438,587)	$(1,691,204)	$(1,016,640)

Basic and diluted net loss per share		$(0.07)	$(0.05)

Weighted average number of common shares outstanding		24,534,187	21,660,390

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

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficiency)
--Continued--

				Accumulated
	Common Stock			Deficit
			Additional	During the
	Number of		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Recapitalization, October 2003	6,814,000	$68	$154,932	$-	$155,000
Shares cancelled, January 2004	(500,000)	(5)	5	-	-
Issuance of common shares for cash at $0.50 per share,
January 2004	290,000	3	144,997	-	145,000
Issuance of common shares for cash at $0.75 per share
(gross proceeds $465,500, net of issuance costs of
$29,225), February 2004	620,666	6	436,269	-	436,275
Issuance of common shares for cash at $0.75 per share
(gross proceeds $1,016,201, net of issuance costs of
$51,275), March 2004	1,354,933	14	964,912	-	964,926
Issuance of common shares for cash at $0.75 per share
(gross proceeds $346,822, net of issuance costs of
$7,000), April 2004	462,427	4	339,818	-	339,822
Issuance of common shares for cash at $0.75 per share,
July 2004	6,666	-	5,000	-	5,000
Stock based compensation expense	-	-	38,758	-	38,758
Net loss for the year	-	-	-	(1,016,640)	(1,016,640)
Balance at August 31, 2004	24,090,325	$241	$2,962,352	$(1,747,383)	$1,215,210
Issuance of common shares for cash at $0.75 per share
(gross proceeds $785,000, net of issuance costs of
$54,950), March 2005	1,046,667	10	730,040	-	730,050
Issuance of common shares for corporate finance fees
at $0.65 per share, April 2005	12,300	-	7,995	-	7,995
Stock based compensation expense	-	-	178,150	-	178,150
Net loss for the year	-	-	-	(1,691,204)	(1,691,204)
Balance at August 31, 2005	25,149,292	$251	$3,878,537	$(3,438,587)	$440,201

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Cumulative
	Amounts
	From Inception
	(August 16, 2001)
	to
	August 31,	Year Ended August 31,
	2005	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,438,587)	$(1,691,204)	$(1,016,640)
Adjustments to reconcile net income to net cash used in
operating activities:
Amortization and depreciation	143,724	83,067	27,643
Investor relations fees paid by stock options	71,800	33,042	38,758
Research and development fees paid by stock options	145,108	145,108	-
Corporate finance fees paid by common stock (Note 7)	43,880	7,995	-
Impairment of patents and trademark	183,763	-	183,763
Loss/(Gain) on disposal of assets	3,817	3,931	(114)
Change in operating assets and liabilities:
Accounts receivable	(14,612)	(340)	(14,272)
Prepaid expenses	(17,138)	(316)	(14,822)
Advances to related party	-	-	28,467
Accounts payable	107,628	9,402	98,226
Due to related party	6,716	6,555	161

Cash used in operating activities	(2,763,901)	(1,402,760)	(668,830)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances received from the Company
prior to recapitalization	155,000	-	155,000
Due to related parties	(121,100)	-	(83,710)
Issuance of common stock, net of issuance costs	3,353,000	730,050	1,891,023

Cash provided by financing activities	3,386,900	730,050	1,962,313

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment	(253,320)	(81,475)	(171,845)
Proceeds on disposal of assets	1,935	-	1,935

Cash used in investing activities	(251,385)	(81,475)	(169,910)

NET INCREASE (DECREASE) IN CASH	371,614	(754,185)	1,123,573
CASH AT BEGINNING OF PERIOD	-	1,125,799	2,226

CASH AT END OF PERIOD	$371,614	$371,614	$1,125,799

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental disclosure with respect to cash flow (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2005 and 2004

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

	2005	2004

Accumulated deficit during the development stage	$(3,438,587)	$(1,747,383)
Working capital	$289,020	$1,058,506

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

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2005 and 2004

Note 3 - Significant Accounting Policies (continued)

(b) Property and Equipment

Property and equipment consist of computers and software, furniture, research and development equipment and leasehold improvements. Equipment is recorded at cost less accumulated depreciation, and depreciation is calculated over its useful life of between two and five years using the straight–line method. Leasehold improvements are recorded at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the three year term of the lease.

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

(e) Revenue Recognition

Revenue from engineering services is recognized when the service has been provided and collection is reasonably assured. Revenues from royalties, associated with intellectual property licensing, are recognized when legal entitlement has been established and when collection is reasonably assured.

(f) Research and Development Expenses

Costs incurred for research and development are expensed as incurred.

(g) Stock-Based Compensation

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

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2005 and 2004

Note 3 - Significant Accounting Policies (continued)

(g) Stock-Based Compensation (continued)

Cumulative
Amounts
From
Inception
	(August 16,	Year	Year
	2001) to	Ended	Ended
	August 31,	August 31,	August 31,
	2005	2005	2004

Net loss, as reported	$ (3,438,587)	$ (1,691,204)	$ (1,016,640)

Deduct: Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(1,278,683)	(511,102)	(767,581)

Pro-forma net loss	$ (4,717,270)	$ (2,202,306)	$ (1,784,221)

Basic and diluted net loss per share, as reported		$ (0.07)	$ (0.05)

Basic and diluted net loss per share, pro-forma		$ (0.09)	$ (0.08)

Weighted average number of common shares outstanding		24,534,187	21,660,390

(h) Loss per share

Basic loss per share is computed by dividing the loss for the period attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. Diluted loss per share is not presented separately from loss per share since there are no potentially dilutive shares of common stock outstanding. At August 31, 2005, the total number of potentially dilutive shares of common stock excluded from basic net loss per share was 4,793,016 (August 31, 2004 – 3,171,349).

(i) Income Taxes

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

j) Foreign Currency Translation

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in the statement of operations. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statement of operations. Foreign exchange gains (losses) of $(2,085) (2004 - $3,217) are included in the operating statement within the “General and administrative” expenses account.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2005 and 2004

Note 3 - Significant Accounting Policies (continued)

(k) Recent Accounting Pronouncements

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

i.

Public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value and nonpublic entities may elect to measure their liabilities to employees incurred in share-based payment transactions at their intrinsic value whereas under SFAS 123, all share-based payment liabilities were measured at their intrinsic value.

ii.

Nonpublic entities are required to calculate fair value using an appropriate industry sector index for the expected volatility of its share price if it is not practicable to estimate the expected volatility of the entity’s share price.

iii.	Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered as opposed to accounting for forfeitures as they occur.

iv.

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

In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections –A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”) which is effective for fiscal years ending after December 15, 2005. SFAS 154 requires that changes in accounting policy be accounted for on a retroactive basis.

The adoption of these new pronouncements are not expected to have a material effect on the Company's consolidated financial position or results of operations, with the exception of SFAS 123R which will have a material impact on compensation expense if stock options are issued in subsequent years.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2005 and 2004

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

Due to the uncertainties related to expected future undiscounted cash flows, management has concluded that the carrying value of intangible assets had been materially impaired and wrote-down the entire value of intangible assets resulting in a charge of $183,763 to operations in the year-end August 31, 2004.

Note 5 – Property and Equipment

		August 31,			August 31,
		2005			2004

		Accumulated	Net		Accumulated	Net
	Cost	Depreciation	Book Value	Cost	Depreciation	Book Value

Computers and Software	$50,468	$34,577	$15,891	$54,542	$10,460	$44,082
Furniture	29,542	6,980	22,562	17,184	1,062	16,122
Research and Development
Equipment	85,096	19,548	65,548	23,935	1,616	22,319
Leasehold Improvements	74,181	27,001	47,180	74,181	-	74,181

	$239,287	$88,106	$151,181	$169,842	$13,138	$156,704

On August 31, 2005, the Company experienced a theft of computers and software with a net book value of $3,931. The Company has removed computers and software with an historical cost of $12,029 and accumulated depreciation of $8,098 from its records and has recorded a loss on disposal of $3,931. The computers and software were insured, and subsequent to August 31, 2005, the Company received insurance proceeds of $18,160 and recorded an associated gain on recovery of $18,160.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2005 and 2004

Note 6 - Related Party Transactions

In September 2001, the Company entered into an agreement with Ikona Gear (Canada) Inc. (“Ikona Canada”), a company controlled by a common director, officer and significant shareholder, whereby Ikona Canada provides certain research and development and related services to the Company. Under this agreement, the Company compensated Ikona Canada for all direct expenses plus a 5% profit margin. During the fiscal year ended August 31, 2004, total expense amounted to $132,162 (2003 -$100,232). During the year ended August 31, 2004, Ikona Canada received research and development tax credits of $108,905. The Company received $88,124 from Ikona Canada to settle previous overpayments of $28,467 of the Company and as a result of the research and development tax credits, after deducting the 5% profit margin. As of November 1, 2003, operations were discontinued and assumed by Ikona Gear Corp.

As of August 31, 2005, amounts due to related party consisted of the following:

	August 31,	August 31,
	2005	2004

Due to Director	$ 6,716	$ 161

The Company entered into the following transactions with related parties during the year ended August 31, 2005:

a)	Paid or accrued business development fees of $72,676 (2004 - $55,672) to a company controlled by a relative of a director of the Company.

b)	Paid or accrued business development fees of $110,632 (2004 - $71,545) to a company controlled by a director of the Company.

c)	Paid or accrued corporate finance fees of $97,620 (2004 - $65,188) to a company controlled by a director of the Company.

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
August 31, 2005 and 2004

Note 7 – Common Stock (continued)

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

In March 2005, the Company issued 1,046,667 units at a price of $0.75 per unit for cash proceeds of $730,050 (gross proceeds of $785,000 net of finders’ fees of $54,950). Each unit consists of one share of common stock and one non-transferable share purchase warrant whereby each whole warrant entitles the holder to acquire one additional share of common stock at a price of $1.00 per share for a period of one year, or at a price of $1.40 per share if exercised after one year but before March 31, 2007.

In Apri1 2005, the Company issued 12,300 shares of common stock for services at a price of $0.65 per share in payment of corporate finance consulting fees of $7,995.

In March 2005, the Company issued 50,000 warrants at a price of $0.75 per warrant in payment of investor relations consulting fees. These warrants were valued at $16,408 and will be recognized over twelve months, being the period of the service contract.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2005 and 2004

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

	August 31, 2005

	Number of	Weighted Average
	Options	Exercise Price
Options outstanding, August 31, 2003	1,974,000	$1.01
Issued	-	-
Exercised	-	-
Expired	-	-
Options outstanding, August 31, 2004	1,974,000	$1.01
Issued	650,250	0.72
Exercised	-	-
Expired	(150,250)	(1.05)
Options outstanding, August 31, 2005	2,474,000	$0.93
Options exercisable, August 31, 2005	2,022,737	$0.90
Weighted average fair value of options granted in the year		$0.38

A summary of stock options outstanding at August 31, 2005, is as follows:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price	Number	Life	Price	Number	Price
$0.50	40,000	2.38 years	$ 0.50	17,778	$ 0.50
$0.52	55,000	1.38 years	$ 0.52	55,000	$ 0.52
$0.56	230,000	5.87 years	$ 0.56	230,000	$ 0.56
$0.58	50,000	1.96 years	$ 0.58	33,334	$ 0.58
$0.60	341,000	5.34 years	$ 0.60	310,875	$ 0.60
$0.66	50,000	1.58 years	$ 0.66	50,000	$ 0.66
$0.75	100,000	5.75 years	$ 0.75	100,000	$ 0.75
$1.00	50,000	0.25 years	$ 1.00	50,000	$ 1.00
$1.10	1,558,000	4.83 years	$ 1.10	1,175,750	$ 1.10

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2005 and 2004

Note 8 – Stock Options and Warrants (continued)

Stock Options (continued)

The Company uses the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	4.25%
Dividend yield rate	0.00%
Price volatility	119.7%
Weighted average expected life of options	4.69 years

A summary of stock-based compensation expenses related to non-employee consultants recorded as at August 31, 2005, is as follows:

	Cumulative
	Amounts
	From
	Inception
	(August 16,	Year	Year
	2001)to	Ended	Ended
	August 31,	August 31,	August 31,
	2005	2005	2004

Corporate finance	$43,880	$7,995	$-
Research and development	145,108	145,108	-
Investor relations	71,800	33,042	38,758

	$260,788	$186,145	$38,758

Warrants

On February 28, 2005, the board of directors approved an extension and re-pricing of the outstanding warrants. The revised summary of warrants outstanding is as follows:

			2006	2007
			Exercise	Exercise	Expiry
Issuances	Issued	Outstanding	Price	Price	Date
February 29, 2004	310,332	310,332	$1.00	$1.40	February 28, 2007
March 29, 2004	677,469	677,469	$1.00	$1.40	March 29, 2007
April 30, 2004	231,215	231,215	$1.00	$1.40	April 30, 2007
July 31, 2004	3,333	3,333	$1.00	$1.40	July 31, 2007
March 31, 2005	1,046,667	1,046,667	$1.00	$1.40	March 31, 2007
March 31, 2005	50,000	50,000	$0.75	$0.75	March 31, 2010

Total outstanding	2,319,016	2,319,016

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2005 and 2004

Note 9 – Revenue

Revenues are generated from royalties and the provision of engineering services to Aircast Inc. (“Aircast”), StarRotor Corporation (“StarRotor”) and United Gear and Machine Works Ltd. (“United Gear”).

The Company entered into an agreement dated April 8, 2003, with Magna Advanced Technologies (“MAT”). Under phase 1 of the agreement, the Company assisted MAT, on a sole and exclusive basis, with its research and investigation of the Acquired Technology, and its appropriateness for further development into automotive applications. During phase I, the Company received a monthly engineering fee of approximately $10,750 (C$15,000). In September 2004, the Company agreed with MAT to proceed to phase II, to pursue the commercialization of automotive applications, including the demonstration of application prototypes to Magna International Inc.’s (“Magna”s) OEM and partner network. Ikona agreed to waive the requirement for Magna to pay continuing C$20,000 (US$15,400) monthly engineering fees.

In the original agreement between Ikona and MAT, there was a requirement for MAT to pay a mandatory lump sum of C$1 million (US$770,000) to advance to phase II commercialization investigations. In September 2004, Ikona agreed to waive the lump sum requirement, and to negotiate a limited exclusive Licensing Agreement between Ikona and Magna, with lump sums and unit royalties determined on an application by application basis. Since August 2004, the Company has received no additional revenues from Magna, although it has been actively negotiating the terms the Licensing Agreement. The impact of these changes is to make revenues from this agreement indeterminate until a Licensing Agreement is executed between the two parties.

Note 10 – Supplemental Disclosure with Respects to Cash Flows

Other than those already disclosed in the statement of cash flows, there were no significant non-cash transactions for the year ended August 31, 2005.

The significant non-cash transaction for the year ended August 31, 2004, consisted of:

           -           the Company recorded impairment of the Acquired Technology at a value of $183,763,
           -           the Company disposed of assets with accumulated depreciation of $183.

Note 11 - Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2005	2004

Loss before income taxes	$(1,691,204)	$(1,016,640)

Expected income tax benefit	$575,000	$345,660
Unrecognized benefit of operating loss carryforwards	(575,000)	(345,660)

Income tax benefit	$-	$-

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2005 and 2004

Note 11 - Income Taxes (Continued)

Significant components of the Company’s deferred tax assets based on statutory tax rates are as follows:

	2005	2004

Deferred tax assets:
Tax effect of operating loss carryforwards	$1,169,100	$594,100
Valuation allowance	(1,169,100)	(594,100)

Net deferred tax assets	$-	$-

The Company has approximately $3,450,000 of net operating loss carryforwards which expire beginning in 2023.

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

		Year
		Ended
		August 31, 2005
	U.S.A.	Canada	Total

REVENUES	$10,661	$15,886 $	26,547

LONG-LIVED ASSETS	$-	$151,181 $	151,181

Note 13 – Financial Instruments

a) Fair Value

The Company's financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities and due to related party. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

b) Currency Risk

Currency risk is the risk arising from fluctuations and changes in foreign currency exchange rates. The Company does not use any derivative instruments to reduce its exposure to fluctuations in foreign currency exchange rates.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2005 and 2004

Note 13 – Financial Instruments (continued)

c) Credit Risk

The Company maintains cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced losses in such accounts. Management believes the Company is not exposed to any significant credit risk on cash in such bank deposit accounts.

Note 14 – Commitments

The Company amended a consulting agreement with a director, officer and significant shareholder of the Company effective April 1, 2004, to pay monthly management fees totalling approximately $8,500 (C$11,333) ( 2003 - $5,370 (C$7,500)). This agreement can be terminated with six months advance notice.

On June 9, 2004, the Company entered into a premises lease for office and workshop facilities for a period of 36 months commencing August 1, 2004. The premises lease commits the Company to a net annual rental expense of $40,368 (C$49,623) and additional operating costs estimated at $19,951 (C$24,525) for a period of three years with an option to extend the period to a further three years. The Company provided a deposit of three months of rent equalling $9,242 (C$12,406) of which two of the three months will be applied to rent in the final two months of the three-year lease term.

Note 15– Subsequent Events

Subsequent to August 31, 2005, the Company:

a)	Completed a private placement of 400,000 shares of common stock at $0.75 per share for total proceeds of $300,000.

b)	Settled corporate finance fees payable with the issuance of 10,000 common shares at $0.55 per share.

c)	Approved the issuance of 450,000 stock options to employees to purchase common shares of the company at $0.45 per share.

Item 8           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

          Our Principal Executive and Financial Officers conduct an update and a review and evaluation of the effectiveness of our disclosure controls and procedures and have concluded, based on his evaluation as of August 31, 2005, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

          Our executive officers, key employees and outside Directors and their respective ages and positions are set forth below:

Name	Age	Position

Laith I. Nosh	57	President, Chief Executive Officer and Director
Dal Brynelsen	58	Executive Vice President
Raymond Polman	45	Secretary, Chief Financial Officer and Director
George Stefan	40	Chief Operating Officer
Sasa Tesic	38	Chief Engineer
Joe Vosburgh	37	Director
Nicola Simon	37	Director

Nicola Simon and Joe Vosburgh are "independent" within the meaning of the National Association of Securities Dealers, Inc.'s listing standards. For this purpose, a director is deemed to be independent if he does not have a relationship which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

George Stefan, Chief Operating Officer
Mr. George Stefan B.Sc.(Eng), MBA, PMP has been with Ikona Gear International since September 2005, first in the role of Director of Manufacturing and recently joined the management team, as Chief Operating Officer. Stefan is an engineering, project management and operations management professional with more than 15 years experience in the design, development, and management of new products and new operational processes with applications in the oil and gas, marine, heavy machinery, and boat building industries.

For the past 8 years Stefan has led development for Pacific Rim Engineered Products, a designer and manufacturer of mechanical power transmission equipment. Previously, Stefan has held various operation management positions with Pacific Rim Engineered Products, WestBay Sonship Yachts, Bel-Air Enterprises, and the Romanian Navy. Stefan has an MBA (2004), as well as Master's Degree in Project Management (2003) from City University in Vancouver, Canada. He also has a Bachelor of Science Degree in Engineering (1987), with a focus on electro-mechanical systems and operations management from Romania. Stefan is a registered Project Management Professional (PMP®), a member of the Project Management Institute, the Society of Project Management Professionals of Greater Vancouver, and the Society of Internationally Trained Engineers of British Columbia.

Sasha Tesic,Chief Engineer
Mr. Sasha Tesic, B.Eng., has been part of Ikona Gear International executive team since October 2005, in the role of Chief Engineer. Tesic is an engineering professional with 15 years experience in mechanical and industrial engineering, and software development, with applications in the oil and gas, automotive, marine, mining, dredging, and medical industries. For the past 8 years Tesic has been employed by Pacific Rim Engineered Products, a designer and manufacturer of mechanical power transmission equipment. Previously, Tesic has held various engineering and design positions with Pacific Rim Engineered Products, Cassola Management (Canada), Spectar, and Cobra System Engineering (Yugoslavia), and has extensive technical experience in engineering using various CAD packages, especially “Pro/Engineer”. Tesic has a Bachelor of Engineering Degree in Mechanical Engineering (1992) from Yugoslavia (Serbia and Montenegro). He is also a published author, with articles in “The Scientific Technical Review” in Yugoslavia.

Raymond L. Polman, CA, Director, Chief Financial Officer
Mr. Polman has served as a director and our Chief Financial Officer since December 2003. From October 1999 to September 2001, Mr. Polman was founder, President and Chief Executive Officer of Oglenet Software Inc., a private start-up company. From October 2001 to November 2003, Mr. Polman consulted to MCSI Consulting Services Inc, a Corporate Finance consultancy in Vancouver, Canada. From April 2002 to November 2002 Mr. Polman was President and Chief Executive Officer of Nomadic Collaboration International, Inc., an OTC Bulletin Board company. Prior to the past five years, from 1992-95, he managed the finances and administration of a rapid-growth global environmental consultancy, Rescan Consulting Inc. From 1995-1998 he served as Chief Financial Officer of Nexmedia Technologies Inc., a display advertising software developer, where he was responsible for fund raising and regulatory compliance. Mr. Polman has consulted to a number of rapid growth companies in the Vancouver area. From 1985 to 1992, Mr. Polman was a chartered accountant with Deloitte where he specialized in Information Technology Consulting and Computerized Audit Services. Mr. Polman's academic qualifications include a designation as a (Canadian) Chartered Accountant (1990) and he holds a Bachelor of Sciences degree in Economics from the University of Victoria (1985) in Victoria, BC, Canada.

Nicola Simon, Director
Ms. Simon has served as one of our directors since April 2005. Ms. Simon joined Ikona's board after an almost 15 year career in engineering, international manufacturing, product development, and project management. Presently and for the past eight years, Ms. Simon has been employed with Ballard Power Systems, a global leader in fuel cell development and manufacture. In her current role as Platform Manager for Fuel Cell Development (Vancouver, Canada & Nabern, Germany), Nicola manages multimillion dollar project budgets and is responsible for product and process development of fuel cells intended for automotive applications. Nicola's past projects have led to the development and implementation of fuel cells for fleet vehicles, buses and stationary applications. Previously, Nicola held production management, project and manufacturing engineering positions at T&N (automotive part producer) and was a development engineer with IBM, France. She holds a Bachelor's Degree, First Class (Honors), in Mechanical Engineering from Brunel University in the United Kingdom.

Joe Vosburgh, Director
Mr. Vosburgh has served as an independent director since July, 2005. Mr. Vosburgh joined Ikona's board after more than 12 years experience in product strategy, product marketing and development, global product portfolio planning, and risk analysis. Presently, Mr. Vosburgh is senior product manager, strategic marketing, for Ballard Power Systems, a global leader in fuel cell development and manufacture. In this role, Joe has redefined Ballard's international product strategy for light-duty fuel cell products, developed global portfolio strategies, and spearheaded corporate-wide business realignment and product cost reduction projects. From 1997-2001 Mr. Vosburgh held senior level product management positions in marketing, business development and professional services positions with CREO Inc. (now owned by Kodak). From 2001 to 2002, Joe was Director, Professional Services with INFOWAVE SOFTWARE INC. From 2002 to 2003, he was a Product Marketing Director with NORSAT INTERNATIONAL INC., and from 2003 to 2004 he was Senior Product Manager for CHANCERY SOFTWARE INC. Mr. Vosburgh holds a Master's of Business Administration (MBA) in marketing and accounting from Queen's University (1995), and a Bachelor's Degree of Engineering from the University of Victoria (1993). Joe has also received certification in managing new product development from Kellogg Graduate School of Management (2001), and lectures on Strategic Marketing and Business Strategy at the University of Phoenix.

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

          2.           Meetings and Committees of the Board of Directors

          a.           Meetings of the Board of Directors

          During the fiscal year ended August 31, 2005, the Board of Directors held eleven meetings, including regularly scheduled and special meetings. Nosh and Polman attended 100% of the board meetings, Anderson attended 91% (ten), Brynelsen attended 82% (nine), Freeke attended 73% (eight), Simon attended 27% (three) and Vosburgh attended 9% (one) of the meetings. Outside directors were not reimbursed their expenses associated with attendance at such meetings or otherwise incurred in connection with the discharge of their duties as directors. Directors receive 100,000 stock options at the date of their appointment and receive an additional 25,000 options for each year annually on the anniversary date of their appointment, as long as they continue to serve as directors and 15,000 options per year for serving on a committee.

          b.           Committees

          The board appoints committees to help carry out its duties. In particular, board committees work on key issues in greater detail than would be possible at full board meetings. Each committee reviews the results of its meetings with the full board.

          During the fiscal year ended August 31, 2005, the Board established the following committees:

Audit Committee

          The audit committee was composed of Simon Anderson, CA and Laith Nosh for the full fiscal year to August 31, 2005. Since year end, Simon Anderson resigned from the board on September 28, 2005, and left the audit committee on that date. Efforts are under way to replace Mr. Anderson with a suitable independent financial expert.

                    Laith Nosh

          The Board of Directors has determined that Laith Nosh is not "independent" within the meaning of the National Association of Securities Dealers, Inc.'s listing standards. For this purpose, an audit committee member is deemed to be independent if he does not have a relationship that, in the opinion of the Company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

          During the fiscal year ended August 31, 2005, Simon Anderson was a member of the audit committee who would be deemed a financial expert within the meeting of Item 401(e)(2) of regulation SB. In the period since his resignation from the board of directors on September 28th, and to present the audit committee is without a member who would be deemed a financial expert. The reason is insufficient advance notice and time to recruit a replacement director for Mr. Anderson, someone who would fulfill the services of a financial expert.

          During the fiscal year ended August 31, 2005, the audit committee met two times, which meetings were attended by all of its members. The committee is responsible for accounting and internal control matters. The audit committee:

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

Audit Committee Report

          The audit committee of the board of directors has:

          1.   reviewed and discussed the Company's audited financial statements for the fiscal year ended August 31, 2005 with management and representatives of Dohan and Company, CPA’s, P.A.

          2.   discussed with Dohan and Company the matters required to be discussed by SAS 61, as modified or supplemented; and

          3.   received the written disclosures and letter from Dohan and Company required by Independence Standards Board Standard No. 1 and discussed Dohan and Company's independence with representatives of Dohan and Company.

          Based on the review and discussions referred to above, the audit committee recommends to the board of directors that the audited financial statements for the fiscal year ended August 31, 2005, be included in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission.

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

          The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation. The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Laith Nosh, President, at the Company's principal executive offices located in Coquitlam, British Columbia and provide to Mr. Nosh, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation SB, and a statement of the reasons why the security holder is making the recommendation. The Company must receive such recommendation before August 31, 2006.

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

Code of Ethics

          In 2004, our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees. The independent directors of our current board are reviewing the Code of Ethics and we expect to adopt a revised version of the Code of Ethics subsequent to fiscal year ended August 31, 2005, and we expect to file the revised Code of Ethics with our next interim financial report. We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics. Such request should be made in writing and addressed to Investor Relations, Ikona Gear International, Inc., 1850 Hartley Avenue, Unit #1, Coquitlam, British Columbia, Canada, V3K 7A1. Further, our Code of Business Conduct and Ethics was previously filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended August 31, 2004.

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

TABLE 1

SUMMARY COMPENSATION TABLE

					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Options/ SARs(#)	LTIP Payouts ($)	All Other Compensa- tion ($)

Laith I. Nosh, President & CEO [1]	2005	$110,632	-0-	13,700	-0-	40,000[3]	-0-	-0-
Laith I. Nosh, President & CEO	2004	$82,500	-0-	8,855	-0-	550,000[2]	-0-	-0-

1 Mr. Nosh became President & CEO of Ikona Gear International, Inc. on October 27, 2003 when Oban Mining Inc. acquire Ikona Gear USA, Inc.. Mr. Nosh received no compensation prior to this date for his services, except from Ikona Gear USA, Inc. Mr. Nosh received his compensation in the form of management fees paid to his consultancy, Diversified Sciences Limited.
2 On June 28, 2004, pursuant to our 2003 Equity Incentive Plan, Mr. Nosh was granted 550,000 options with an exercise price of $1.10 per share. Of the options granted, 250,000 shares shall be deemed vested immediately and the balance of 300,000 shares shall be vested, pro rata, on a quarterly basis, beginning on September 28, 2004, and ending on June 28, 2006.
3 On July 13, 2005, pursuant to our 2003 Equity Incentive Plan, Mr. Nosh was granted 40,000 options with an exercise price of $0.65 per share pursuant to his services as a director and committee member. Of the options granted, all 40,000 shares shall be deemed vested immediately

None of the current executive officers were either employed or served in an executive or employment capacity with the company prior assuming their duties for Ikona on October 28, 2003, subsequent to the last fiscal year of Ikona Gear. Upon acquiring Ikona Gear International, Inc., we adopted the fiscal year end of Ikona, being August 31, 2003. Prior to acquiring Ikona, our prior fiscal year end was December 31, 2002.

No executive officer will receive perquisites and other personal benefits which, in the aggregate, exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus paid during the fiscal year.

See “Director Compensation” below for options granted during the fiscal year ended August 31, 2005, to any of the named executive officers. No options were exercised during the year ended August 31, 2005.

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

Options are priced based on a 100% of their market value on the date of the grant. Options terminate ninety (90) days after services as a director or committee member are terminated.

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

          In a grant on June 29, 2004, Mr. Nosh was granted an option to purchase 550,000 shares of common stock at a purchase price of $1.10 of which 250,000 relate to his services as a director and officer and vested upon issuance. The remaining 300,000 shares relate to his employment and vest on a quarterly basis over a two-year period. Vesting of these options is contingent on Mr. Nosh being employed as contemplated and on his continued employment. The number of options granted to Mr. Nosh reflects his role as a founder of our company.

          In a grant on June 29, 2004, Mr. Brynelsen was granted an option to purchase 400,000 shares of common stock at a purchase price of $1.10 of which 250,000 relate to his services as a director and vested upon issuance. The remaining 150,000 options relate to his employment and vest on a quarterly basis over a two-year period. Vesting of these options is contingent on Mr. Brynelsen being employed as contemplated and on his continued employment. The number of options granted to Mr. Brynelsen reflects his role as a founder of our company.

          In a grant on June 29, 2004, Mr. Anderson was granted an option to purchase 115,000 shares of common stock at a purchase price of $1.10 of which 115,000 relate to his services as a director and vest upon issuance.

          In a grant on June 2, 2005, Ms. Simon was granted an option to purchase 100,000 shares of common stock at a purchase price of $0.75 and fully vested upon issuance, related to her services as a director.

          In a grant on July 13, 2005, Mr. Nosh was granted an option to purchase 40,000 shares of common stock at a purchase price of $0.56 and fully vested upon issuance, related to his services as a director and an audit committee member.

          In a grant on July 13, 2005, Mr. Polman was granted an option to purchase 25,000 shares of common stock at a purchase price of $0.56 and fully vested upon issuance, related to his services as a director.

          In a grant on July 13, 2005, Mr. Freeke was granted an option to purchase 25,000 shares of common stock at a purchase price of $0.56 and fully vested upon issuance, related to his services as a director.

          In a grant on July 13, 2005, Mr. Anderson was granted an option to purchase 25,000 shares of common stock at a purchase price of $0.56 and fully vested upon issuance, related to his services as a director.

          In a grant on July 13, 2005, Mr. Vosburgh was granted an option to purchase 100,000 shares of common stock at a purchase price of $0.56 and fully vested upon issuance, related to his services as a director.

2003 Equity Incentive Plan

          On October 28, 2003, the Board of Directors authorized and our stockholders approved, the 2003 Equity Incentive Plan for our officers, directors and other employees, plus outside consultants and advisors. Under the Equity Incentive Plan, our employees, outside consultants and advisors may receive awards of non-qualified options and incentive options, stock appreciation rights or restricted stock. A maximum of 4,400,000 shares of our common stock are subject to the Equity Incentive Plan. As of the date of this Report, no stock appreciation rights or restricted stock has been granted under the Equity Incentive Plan, and we have granted options to purchase 2,474,000 shares of our common stock. To date no options have been exercised. The purpose of the Equity Incentive Plan is to provide employees, including our officers and employee directors, and non-employee consultants and advisors, with an increased incentive to make significant and extraordinary contributions to our long-term performance and growth, to join their interests with the interests of our shareholders, and to facilitate attracting and retaining employees of exceptional ability.

          Currently under the Plan we have issued 2,474,000 options of which 2,474,000 remain unexercised. The options have a weighted average exercise price of $0.93 per share. The stock that we may issue under our Equity Incentive Plan shall not exceed 4,400,000 shares of Common Stock (determined without giving effect to any stock split) but we may reclaim stock and re-issue terminated options. The exercise price of each Incentive Stock Option shall be not less than 100% of the Fair Market Value and such options may not be transferable. The exercise price of each Non-statutory stock option shall be not less than 100% of the Fair Market value. The total number of shares of stock subject to an Option may, but need not, be allotted in periodic installments at the discretion of the Board of Directors or the Compensation Committee. Options terminate on the earliest of (i) the date three months after termination, (ii) seven years from the date of grant, or (iii) an earlier date as previously agreed upon the by the Board of Directors or the Compensation Committee.

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

Employment agreements

          As part of the merger agreement with our predecessor company, we assumed a consulting services agreement with Mr. Laith I. Nosh, our President and Chief Executive Officer, dated November 1, 2002, amended on April 1, 2004. The agreement continues until Mr. Nosh provides six months' notice or termination. Mr. Nosh is to receive $102,000, or $8,500 per month (CAD$ 11,333 per month) and the salary is to be approved by the Board on November 1st of each year. There is no commitment to increase Mr. Nosh's salary, but his salary is subject only to upward review. We also provide to Mr. Nosh a car allowance of CAD$1,150 ($863) per month. While we have no obligation to provide for Mr. Nosh's retirement savings, we have agreed in his employment contract to contribute to a retirement savings plan at such time as the board of directors approves such a plan for the Company.

          As part of the merger agreement with our predecessor company, we assumed a consulting agreement with 110980 Investments Ltd., for the services of Mr. Dal Brynelsen, our Executive Vice President, dated March 1, 2003, which continues for a term of one year. The agreement has been renewed and renews automatically on an annual basis until terminated with a 60-day notice requirement. Mr. Brynelsen is to receive CAD$7,500 per year ($5,625). Mr. Brynelsen is also eligible to receive stock options.

          Our consulting agreement with Raymond L. Polman, CA, our Chief Financial Officer, Corporate Secretary and one of our Directors, is dated December 1, 2003. The agreement continues until we provide three months' notice of termination to Mr. Polman. Mr. Polman is to receive $7,500 (or CAD$10,000) per month.

Item 11.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table sets forth information with respect to beneficial ownership of our common stock by:

*	each person who beneficially owns more than 5% of the common stock;
*	each of our executive officers named in the Management section;
*	each of our directors; and
*	all executive officers and directors as a group.

The table shows the number of shares owned as of November 10, 2005, and the percentage of outstanding common stock owned as of November 10, 2005. Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner	Number of Shares Of Common Stock Beneficially Owned (1)	Percentage of Outstanding Shares Owned Current (as of 11/22/2005) (2)

Laith Nosh 1041 Millstream Road West Vancouver, BC Canada V7S2C6	6,590,000(3)	25.8

Dal Brynelsen 5825 San Soucie Road, RR 1, S11 Halfmoon Bay, BC Canada	1,993,416(4)	7.8

Raymond Polman 4649 West 13th Avenue Vancouver, BC Canada V6R 2V6	366,000(5)	1.4

Vladimir Scekic 411 - 7th Avenue New Westminster, BC Canada, V3L 1W6	150,000(6)	0.6

George Stefan 840 Vedder Place Port Coquitlam, BC Canada, V3B 8G4	150,000(7)	0.6

Sasha Tesic 307 – 15210 Pacific Avenue White Rock, BC, Canada, V4B 5L2	150,000(8)	0.6

Nicola Simon 2115 Ferndale Ave Vancouver, BC Canada, V5L 1Y3	120,000(9)	0.5

Joe Vosburgh 10766 164b Street Surrey, BC V4N5J3	100,000(10)	0.4

All Officers and Directors as a Group (5 persons)	9,619,416	37.7
_______________________

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

(2)

The percentages shown are calculated based upon 25,559,292 shares of common stock outstanding on November 10, 2005. In calculating the percentage of ownership, unless as otherwise indicated, all shares of common stock that the identified person or group had the right to acquire within 60 days of the date of this report upon the exercise of options and warrants are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)

Mr. Nosh is a director and our President and Chief Executive Officer. Of the 6,590,000 shares, 3,250,000 are held directly by Mr. Nosh; an aggregate of 2,725,000 shares are held by Diversified Sciences Limited, a controlled corporation of Mr. Nosh; and an aggregate of 25,000 shares are held of record by Ikona Gear Technologies, Inc., also a controlled corporation of Mr. Nosh. This includes 590,000 shares of common stock that are subject to an option. Of the shares subject to an option, 477,500 are fully vested and could be purchased within 60 days from the date of this report.

(4)

Mr. Brynelsen would be deemed the beneficial owner of an aggregate of 1,993,416 shares of our common stock. Of those shares, 900,000 are held directly by Mr. Brynelsen; and an aggregate of 693,416 shares are held by Mr. Brynelsen's spouse Ms. Denise Broderick. Mr. Brynelsen holds 400,000 shares of common stock that are subject to an option. Of the shares subject to an option, 343,750 are fully vested and could be purchased within 60 days from the date of this report.

(5)

Mr. Polman is a director and our Chief Financial Officer. This represents shares of common stock that are subject to option. An option to purchase 100,000 shares is fully vested and may be exercised in whole or in part at any time before December 1, 2010.

An option to purchase up to 241,000 is subject to monthly vesting provisions between December 1, 2003 and December 1, 2005. An option to purchase 25,000 shares is fully vested and may be exercised in whole or in part at any time before December 1, 2010. Of the shares subject to an option, 366,000 are fully vested and could be purchased within 60 days from the date of this report.

(6)

Mr. Scekic will be our Vice President of Business Development as at January 1, 2006. This represents a grant of shares of common stock that are subject to option An option to purchase up to 150,000 shares is subject to quarterly vesting over a period of three years, and may be exercised in whole or in part at any time before November 3, 2011. Of the shares subject to an option, none are fully vested and could be purchased within 60 days from the date of this report.

(7)

Mr. Stefan is our Chief Operating Officer. This represents a grant of shares of common stock that are subject to option. An option to purchase up to 150,000 shares is subject to quarterly vesting over a period of three years, and may be exercised in whole or in part at any time before November 3, 2011. Of the shares subject to an option, none are fully vested and could be purchased within 60 days from the date of this report.

(8)

Mr. Tesic is our Chief Engineer. This represents a grant of shares of common stock that are subject to option. An option to purchase up to 150,000 shares is subject to quarterly vesting over a period of three years, and may be exercised in whole or in part at any time before November 3, 2011. Of the shares subject to an option, none are fully vested and could be purchased within 60 days from the date of this report.

(9)

Ms. Simon is one of our directors. This represents 20,000 shares of common stock that were held by her as an investment at the time she became a director, as well as an option to purchase 100,000 shares of common stock that is fully vested and may be exercised in whole or in part at any time before June 2, 2011. Of the shares subject to an option, 100,000 are fully vested and could be purchased within 60 days from the date of this report.

(10)

Mr. Vosburgh is one of our directors. This represents an option to purchase 100,000 shares of common stock that is fully vested and may be exercised in whole or in part at any time before June 2, 2011. Of the shares subject to an option, 100,000 are fully vested and could be purchased within 60 days from the date of this report.

Item 12.         Certain Relationships and Related Transactions

          Diversified Sciences Limited., a consulting firm that is 100% owned Ikona Gear Technologies, Inc. which is in turn owned by our Chief Executive Officer and his family, provides services to us including the services of Laith I. Nosh as President & CEO and in developing and executing our business plan. Total payments to Diversified Sciences Limited in the period September 1, 2004 to August 31, 2005 were $110,632, all of which was payment for Mr. Nosh's services.

          Nomadic Financial Corp., a consulting firm that is 100% owned by our Chief Financial Officer, provides Corporate Finance services to us including the services of Raymond L. Polman, CA as Chief Financial Officer. Total payments to Nomadic Financial Corp. in the period September 1, 2004 to August 31, 2005 were $97,620, all of which was payment for Mr. Polman’s services.

          110980 Investments Ltd., a consulting firm that is 100% owned by the spouse of our Executive Vice President, provides services to us, including the services of Mr. Dal Brynelsen, as Executive Vice President. Total payments to 110980 Investments Ltd. in the period September 1, 2004, to August 31, 2005 were $72,676, all of which was payment for Mr. Brynelsen's services.

Item 13.         Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Title

*	2.1	Agreement and Plan of Reorganization, dated effective as of October 10, 2003, between Oban Mining, Inc. and Ikona Gear International, Inc.
**	3.1	Articles of Incorporation effective September 19, 2000
X	3.1.1	Amendment to Articles of Incorporation effective December 1, 2003
***	3.2	Amended Bylaws effective July 8, 2004
*****	10.1	2003 Equity Incentive Plan
****	10.2	Consulting Agreement dated November 1, 2002 with Laith I. Nosh
****	10.3	Consulting Agreement dated March 1, 2003 with 110980 Investments Ltd.
****	10.4	Consulting Agreement dated December 1, 2004 with Raymond L. Polman
****	10.7	Magna Advanced Technologies Letter Agreement dated April 8, 2003, and amendment dated April 30, 2004
******	10.8	Aircast Letter Agreement dated April 8, 2003, and amendment dated April 30, 2004
*******	16.0	Letter on change in certifying accountant
******	21.0	List of Subsidiaries
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________________

*	Incorporated by reference from Quarterly Report on Form 10-QSB, filed with the Commission on October 23, 2003
**	Incorporated by reference from the Registration Statement on Form SB-2, filed with the Commission on January 18, 2001
***	Incorporated by reference from Quarterly Report on Form 10-QSB, filed with the Commission on July 14, 2004
****	Incorporated by reference from Quarterly Report on Form 10-QSB, filed with the Commission on January 20, 2004
*****	Incorporated by reference from the Information Statement on Form 14C, filed with the Commission on November 10, 2001
******	Incorporated by reference from Quarterly Report on Form 10-QSB, filed with the Commission on April 14, 2004
*******	Incorporated by reference from a Current Report on Form 8-K, filed with the Commission on November 14, 2003
X	Incorporated by reference from a Current Report on Form 8-K, filed with the Commission on December 5, 2003

(b)	Reports on Form 8-K

Current Report on Form 8-K dated July 14, 2005: Item 5.02: Election of Director; Item 3.02: Unregistered Sale of Equity Securities.

Current Report on Form 8-K dated August 17, 2005: Item 5.02: Departure of Directors or Principal Officers.

Current Report on Form 8-K dated September 28, 2005: Item 5.02: Departure of Directors or Principal Officers.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The following table details the aggregate fees billed to the Company by Dohan & Company, CPA’s, P.A., its independent auditors, for each of the last two fiscal years:

	2005	2004
Audit Fees	$ 28,900	$ 33,500
Audit-Related Fees	2,090	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	$ 30,990	$ 33,500

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

IKONA GEAR INTERNATIONAL, INC.

Date: November 29, 2005	By:/s/ Laith I. Nosh
Laith I. Nosh, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laith I. Nosh	President and Director	November 29, 2005
Laith I. Nosh	(Principal Executive Officer)

/s/ Raymond L. Polman, CA	Chief Financial Officer and Director, and	November 29, 2005
Raymond L. Polman	Corporate Secretary
(Principal Financial and Accounting Officer)

/s/ Nicola Simon	Director	November 29, 2005
Nicola Simon

/s/ Joe Vosburgh	Director	November 29, 2005
Joe Vosburgh