Form 10QSB
period 2005-11-30
IKONA GEAR INTERNATIONAL INC
filed 2006-01-20
CIK 1130809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

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

Check whether the issuer (1) h filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

25,559,292 common shares outstanding as of January 20, 2006

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

INDEX

PART I – FINANCIAL INFORMATION

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States of America.

Interim Financials

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in United States Dollars)

November 30, 2005
(Unaudited)

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Balance Sheet
(Unaudited)

November 30,
2005

ASSETS

Current:
Cash	$287,455
Accounts receivable, net of allowance of $-	39,873
Work in process	18,900
Prepaid expenses	19,688
Deferred taxes, net of valuation allowance of $1,261,154	-

Total current assets	365,916

Property and equipment (Note 5)	166,160

Total assets	$532,076

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$66,418
Due to related parties (Note 6)	9,159

Total current liabilities	75,577

Commitments (Note 11)

Stockholders' equity
Common stock (Note 7)
Authorized
100,000,000 common shares, each with par value of $0.00001
Issued and outstanding
25,559,292 common shares	255
Additional paid-in capital	4,165,519
Accumulated deficit during the development stage	(3,709,275)

Total stockholders' equity	456,499

Total liabilities and stockholders' equity	$532,076

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Cumulative
	Amounts
	From Inception
	(August 16, 2001)
	to	Three Months Ended November 30,
	November 30, 2005	2005	2004

REVENUES
Engineering services	$241,700	$28,725	$1,604
Cost of engineering services	(27,000)	(27,000)	-

Gross margin	214,700	1,725	1,604

EXPENSES
Amortization and depreciation	166,063	22,339	18,734
Business development	683,800	62,064	70,750
Corporate finance	288,540	20,484	24,300
Foreign exchange (gain) loss	3,177	1,092	(3,608)
General and administrative	230,278	26,066	30,802
Investor relations	405,967	15,688	112,950
Listing and filing fees	27,103	2,829	2,920
Professional fees	275,041	14,018	16,912
Rent	125,850	18,175	17,461
Research and development	1,348,527	92,310	133,042
Travel and related	216,942	18,634	22,097

TOTAL EXPENSES	(3,771,288)	(293,699)	(446,360)

OTHER INCOME/(EXPENSES)
Interest income	16,461	2,740	2,486
Impairment of patents and trademark (Note 4)	(183,763)	-	-
Gain on disposal of assets	14,615	18,546	-

TOTAL OTHER INCOME/(EXPENSES)	(152,687)	21,286	2,486

Loss before income taxes	(3,709,275)	(270,688)	(442,270)
Income taxes	-	-	-

Net loss for the period	$(3,709,275)	$(270,688)	$(442,270)

Basic and diluted net loss per share		$(0.01)	$(0.02)

Weighted average number of common shares outstanding -
basic and diluted		25,312,699	24,090,325

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Cumulative
	Amounts
	From Inception
	(August 16, 2001)	Three Months Ended
	to November 30,	November 30,
	2005	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,709,275)	$(270,688)	$(442,270)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization and depreciation	166,063	22,339	18,734
Investor relations fees paid by stock options	71,800	-	15,534
Research and development fees paid by stock options	151,094	5,986	45,652
Corporate finance fees paid by common stock (Note 7)	48,880	5,000	-
Gain on disposal of assets	(14,729)	(18,546)	-
Impairment of patents and trademark	183,763	-	-
Change in operating assets and liabilities:
Accounts receivable	(39,873)	(25,261)	(2,998)
Work in process inventory	(18,900)	(18,900)	-
Prepaid expenses	(19,688)	(2,550)	1,952
Accounts payable and accrued liabilities	66,418	(41,210)	(50,458)
Due to related party	9,159	2,443	(161)

Cash used in operating activities	(3,105,288)	(341,387)	(414,015)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances received from the Company
prior to recapitalization	155,000	-	-
Due to related parties	(121,100)	-	-
Issuance of common stock, net of issuance costs	3,629,000	276,000	-

Cash provided by financing activities	3,662,900	276,000	-

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(290,638)	(37,318)	(46,233)
Proceeds on disposal of assets	20,481	18,546	-

Cash used in investing activities	(270,157)	(18,772)	(46,233)

NET INCREASE (DECREASE) IN CASH	287,455	(84,159)	(460,248)
CASH AT BEGINNING OF PERIOD	-	371,614	1,125,799

CASH AT END OF PERIOD	$287,455	$287,455	$665,551

CASH PAID FOR:

Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
November 30, 2005
(Unaudited)

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

Effective October 30, 2003, the Company consummated an Agreement and Plan of Reorganization (the "Agreement") pursuant to which it acquired 100% of the issued and outstanding shares of common stock of Ikona Gear USA, Inc. ("Ikona USA"). Under the terms of the Agreement, the shareholders of Ikona USA received, pro rata, an aggregate of 15,041,633 shares of common stock of the Company in exchange for 100% of the outstanding shares of Ikona USA. A principal shareholder of the Company surrendered for cancellation 14,500,000 shares of common stock, which resulted in the Ikona USA shareholders acquiring shares representing approximately 70% of the total issued and outstanding shares of the Company. As a result, the transaction was accounted for as a recapitalization of Ikona USA.

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

On October 31, 2003, the Company incorporated a wholly-owned subsidiary, Ikona Gear Corp., a British Columbia Corporation.

These consolidated unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at November 30, 2005, and for all periods presented, have been included. Interim results for the three-month period ended November 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

Note 2 - Going Concern

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

November 30,
2005

Accumulated deficit during the development stage	$(3,709,275)
Working capital	$290,339

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
November 30, 2005
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

	Cumulative
	Amounts
	From
	Inception
	(August 16,	Three Months	Three Months
	2001) to	Ended	Ended
	November 30,	November 30,	November 30,
	2005	2005	2004

Net loss, as reported	$(3,709,725)	$(270,688)	$(442,270)

Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(1,284,669)	(5,986)	(93,795)

Pro-forma net loss	$(4,994,394)	$(276,674)	$(536,065)

Basic and diluted net loss per share, as reported		$(0.01)	$(0.02)

Basic and diluted net loss per share, pro-forma		$(0.01)	$(0.02)

Weighted average number of common shares outstanding		25,312,699	24,090,325

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
November 30, 2005
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
November 30, 2005
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

Note 5 – Property and Equipment

	November 30, 2005

		Accumulated	Net
	Cost	Depreciation	Book Value

Computers and Software	$73,215	$42,388	$30,827
Furniture	34,495	8,517	25,978
Research and Development Equipment	93,597	26,357	67,240
Leasehold Improvements	75,298	33,183	42,115

	$276,605	$110,445	$166,160

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
November 30, 2005
(Unaudited)

Note 6 - Related Party Transactions

As of November 30, 2005, amounts due to related parties consisted of the following:

November 30,
2005

Due to Director	$9,159

The Company entered into the following transactions with related parties during the three month period ending November 30, 2005:

a)	Paid or accrued business development fees of $19,559 (2004 - $18,225) to a company controlled by a relative of a director of the Company.

b)	Paid or accrued business development fees of $28,881 (2004 - $27,539) to a company controlled by a director of the Company.

c)	Paid or accrued corporate finance fees of $25,484 (2004 - $24,300) to a company related to a director of the Company.

These transactions are in the normal course of operations and are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

The Company settled an arms-length corporate finance fee by issuing 10,000 shares at $0.50 per share, and realized a gain on settlement of $5,000. The corporate finance expense stated in the operating statement consists of the related party corporate finance fee net of the gain on settlement of $5,000.

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
November 30, 2005
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

In March 2005, the Company issued 1,046,667 units at a price of $0.75 per unit for cash proceeds of $730,050 (gross proceeds of $785,000 net of finders’ fees of $54,950 Each whole warrant entitles the holder to acquire one additional share of common stock at a price of $1.00 per share for a period of one year from the date of issuance, or $1.40 per share for an additional one year period from the date of issuance.

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

In October 2005, the Company issued 400,000 units at a price of $0.75 per share for cash proceeds of $276,000 (gross proceeds of $300,000 net of finders’ fees of $24,000). ). Each unit consists of one share of common stock and one- non-transferable share purchase warrant for a two year period from date of the issuance. Each whole warrant entitles the holder to acquire one additional share of common stock at a price of $1.00 per share for a period of one year from the date of issuance, or $1.40 per share for an additional one year period from the date of issuance.

In October 2005, the Company issued 10,000 common shares for services at a price of $0.50 per share in payment of corporate finance fees.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
November 30, 2005
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

	November 30, 2005

	Number of	Weighted Average
	Options	Exercise Price
Options outstanding, beginning of the period	2,474,000	$0.93
Issued	450,000	0.45
Exercised	-	-
Expired	(245,000)	(1.04)
Options outstanding, end of the period	2,679,000	$0.83
Options exercisable, end of the period	1,968,133	$0.89
Weighted average fair value of options granted in the period		$0.38

A summary of stock options outstanding at November 30, 2005, is as follows:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price	Number	Life	Price	Number	Price
$0.45	450,000	5.93 years	$ 0.45	6,249	$ 0.45
$0.50	40,000	2.13 years	$ 0.50	24,445	$ 0.50
$0.52	55,000	1.13 years	$ 0.52	55,000	$ 0.52
$0.56	205,000	5.62 years	$ 0.56	205,000	$ 0.56
$0.58	50,000	1.71 years	$ 0.58	50,000	$ 0.58
$0.60	341,000	5.00 years	$ 0.60	341,000	$ 0.60
$0.66	50,000	1.33 years	$ 0.66	50,000	$ 0.66
$0.75	100,000	5.50 years	$ 0.75	100,000	$ 0.75
$1.00	50,000	0.01 years	$ 1.00	50,000	$ 1.00
$1.10	1,338,000	4.58 years	$ 1.10	1,086,439	$ 1.10

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
November 30, 2005
(Unaudited)

Note 8 – Stock Options (Continued)

Stock Options (Continued)

The Company uses the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	4.25%
Dividend yield rate	0.00%
Price volatility	114.6%
Weighted average expected life of options	4.52 years

A summary of stock-based compensation expenses related to non-employee consultants recorded as at November 30, 2005, is as follows:

	Cumulative
	Amounts
	From
	Inception
	(August 16,	Three Months	Three Months
	2001 to	Ended	Ended
	November 30,	November 30,	May 31,
	2005)	2005	2004

Net loss before non-cash
compensation expenses	$(3,468,386)	$(264,702)	$(381,084)
Less:
Non-Cash Compensation Expenses recorded
as:

Corporate finance	$17,995	$-	$-
Research and development	151,094	5,986	45,652
Investor relations	71,800	-	15,534

Total non-cash
compensation expenses	$240,889	$5,986	$61,186

Net loss for the period	$(3,709,275)	$(270,688)	$(442,270)

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
November 30, 2005
(Unaudited)

Note 9 – Warrants Warrants

On February 28, 2005, the board of directors approved an extension and re-pricing of the then outstanding warrants. The effect of the re-pricing and the general practice of the company is to have a two year warrant with the price in the first year $1.00 per share of common stock, followed by a price of $1.40 in the second year since issuance.

The revised summary of warrants outstanding is as follows:

			2006	2007
			Exercise	Exercise	Expiry
Issuances	Issued	Outstanding	Price	Price	Date
February 29, 2004	310,332	310,332	$1.00	$1.40	February 29, 2007
March 29, 2004	677,469	677,469	$1.00	$1.40	March 29, 2007
April 30, 2004	231,215	231,215	$1.00	$1.40	April 30, 2007
July 31, 2004	3,333	3,333	$1.00	$1.40	July 31, 2007
March 31, 2005	1,046,667	1,046,667	$1.00	$1.40	March 31, 2007
March 31, 2005	50,000	50,000	$0.75	$0.75	March 31, 2010
October 25, 2005	400,000	400,000	$1.00	$1.40	October 25, 2007

Total outstanding	2,719,016	2,719,016

Note 10 - Segment Information

The Company’s operations were conducted in one reportable segment, being the development and commercialization of a unique patented gearing technology, primarily in Canada and USA. Total revenue in Canada segment includes Other income.

		Three Months
		Ended
		November 30,
		2005
	U.S.A.	Canada	Total

REVENUES	$1,725	$29,740 $	31,465

LONG-LIVED ASSETS	$-	$166,160 $	166,160

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
November 30, 2005
(Unaudited)

Note 11– Commitments

The Company amended a consulting agreement with a director, officer and significant shareholder of the Company effective April 1, 2004, to pay monthly management fees totalling approximately $8,500 (C$11,333) ( 2004 - $8,600 (C$11,333)). This agreement can be terminated with six months advance notice.

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

Note 12– Subsequent Events

On December 15, 2005, the Company entered in to Licensing Agreement with MAGNA Drivetrain AG & Co (Magna), an Austrian Corporation. Under the terms of the Agreement, Magna will license the patented Ikona Gear technology platform for incorporation into specified automotive applications throughout North America and Europe. Magna has a right to designate its applications as exclusive on a per application basis, by paying an associated up-front exclusivity fee per designated Magna automotive applications. The Company is also to receive royalties on a per application basis, for exclusive, as well as non-exclusive, Magna automotive applications.

Item2	Management’s Discussion and Analysis or Plan of Operations

The following discussion and analysis covers material changes in the financial condition of Ikona Gear International, Inc., (the "Company") since August 31, 2005, and material changes in our results of operations for the three months ended November 30, 2005, as compared to the same period in 2004. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2005, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

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

Our business strategy is twofold: engineering and manufacturing our own solutions for industrial applications (our own products) which integrate our patented intellectual property; and to license our core intellectual property into our clients products under their manufacturing capacities. Our business model involves developing and manufacturing prototypes on a fee for services basis, then licensing commercial production for a licensing fee which is either paid directly to us as a royalty for client manufactured products, or incorporated into the profit margin on our own manufactured products. Our plan is to develop revenues from two sources: engineered and manufactured solutions revenue, which carries associated direct costs of production (material and labor); and royalty/licensing revenue which is pure profit with no associated direct costs of production.

Our goals in the current operating year are: (1) to introduce two new products, in addition to the Satellite Base Station Pedestal and Continuous Velocity Transmission currently under development; and (2) in our licensing division, to enter into licensing agreements in three different vertical markets (for illustration: automotive, shipping, alternative energy, or robotics).

We maintain our principal executive offices at 1850 Hartley Avenue, Unit #1, Coquitlam, British Columbia, Canada, V3K 7A1. Our telephone number is (604) 523-5500. Our internet website is located at www.ikonagear.com.

Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended November 30, 2005, and November 30, 2004, should be read in conjunction with our most recent IKONA audited annual financial statements as of August 31, 2005, filed under Form 10-KSB on November 10, 2005, and the related notes that appear elsewhere in this quarterly report.

Three Month Period Ended November 30, 2005 (“First Quarter 2006”) compared to Three Month Period Ended November 30, 2004 (“First Quarter 2005”).

Operating Results

REVENUES. Revenues are generated from the provision of engineering services and from licensing royalties. In the three months ended November 30, 2005, we generated revenues of $28,725 ($27,000 from Andrew Corporation and $1,725 from Aircast Inc. In the three months ended November 30, 2004, we generated revenues of $1,604 from Aircast Inc. The increase in revenue reflects product manufacturing revenues from Andrew Corporation.

COST OF ENGINEERING SERVICES. Our cost of engineering services consists of engineering fees and salaries attributable directly to project revenues. Our cost of engineering services in the three months period ended November 30, 2005 was $27,000. In the comparative period, we recorded no cost of engineering services as we were not in the business of manufacturing in the prior year.

AMORTIZATION AND DEPRECIATION. We record depreciation expense on our property, plant and equipment and amortization expense on our capitalized patents and trademark costs. In the three months ended November 30, 2005, we recorded depreciation of $22,339. In the comparative period, we recorded no depreciation expense and amortization expense of $18,734 for the three months ended November 30, 2004. The increase in depreciation expense reflects depreciation associated with purchases of depreciable equipment in the past twelve months.

BUSINESS DEVELOPMENT. Business development expense reflects internal and external costs to market our business opportunity to existing clients and potential new clients. Business development expense includes: the salaries and benefits of our President & CEO and our Executive Vice President; and fees paid to external consultants. Business development expense was $62,064 for the three months ended November 30, 2005. In the three months ended November 30, 2004, we recorded business development expense of $70,750.

CORPORATE FINANCE. Corporate finance expense reflects costs associated with fees paid to maintain the corporate finance function within our company. These fees are paid to our CFO and external consultants who oversee accounting, auditing, fund-raising and regulatory reporting functions for our company. Corporate finance expense was $20,484 for the three months ended November 30, 2005. In the comparative period, we recorded corporate finance expense of $24,300 for the three months ended November 30, 2004. The decrease in corporate finance expense is due a gain realized in the settlement of an accrued liability through issuance of common stock in October 2005.

GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of clerical and administrative salaries and benefits, office rents, office supplies, telephone and telecommunications expenses, courier and other general costs not attributable directly to other Income Statement line items. Our selling, general and administrative expenses were $26,066 for the three months ended November 30, 2005. In the comparative period, we recorded general and administrative expenses of $35,928 for the three months ended November 30, 2004. The decrease in general and administrative expense is due to reduced administrative costs during the period.

INVESTOR RELATIONS. Our investor relations expense consists primarily of external consulting fees and associated communications costs to increase investors’ awareness of our company. Investor relations expenses were $15,688 for the three months ended November 30, 2005. In the comparative period, there were recorded investor relations expenses of $112,950 for the three months ended November 30, 2004. The decrease in expense is associated with a reduced number of investor relations consultants and associated programs in the current quarter, relative to the prior year.

LISTING AND FILING FEES. Our listing and filing fees expense consists primarily of external consulting fees and associated communications costs to convert our regulatory filings into Edgar filing format. Listing and filing fees expenses were $2,829 for the three months ended November 30, 2005. In the comparative period, listing and filing fees were $2,920 for the three months ended November 30, 2004.

PROFESSIONAL FEES. Our professional fees expense consists primarily of external consulting fees associated with our auditors and our US corporate and securities counsel. Professional fees expense was $14,018 for the three months ended November 30, 2005. In the comparative period, we recorded professional fees expense of $17,461 for the three months ended November 30, 2004.

RENT. Our rent expense consists primarily of an office premises lease and associated variable costs such as property taxes, maintenance, and costs passed on to us regarding our lease agreement. Rent expense was $18,175 for the three months ended November 30, 2005. In the comparative period, we recorded rent expense of $17,461 for the three months ended November 30, 2004.

RESEARCH AND DEVELOPMENT. Research and development expense reflects internal and external costs to develop our technology including the salaries of our engineers, fees paid to external consultants, and materials and supplies consumed by our research and development department in advancing our core intellectual property. Research and development expense was $92,310 for the three months ended November 30, 2005. In the comparative period, we recorded research and development expense of $133,042 for the three months ended November 30, 2004. The decrease in research and development expense is due primarily to a reduction in stock based compensation and the allocation of $15,984 of research and development salaries to the cost of engineering services.

TRAVEL AND RELATED. Travel and related expense includes all of our travel costs associated with travel including travel for business development, research and development, and corporate finance. Included in travel are the costs of flights, trains, automotive rentals, accommodations, meals and other associated travel costs. Travel and related expense was $18,634 for the three months ended November 30, 2005. In the comparative period, we recorded travel and related expense of $22,097. The decrease in expense is associated with reduced travel arrangements during the period ended November 30, 2005.

Liquidity and Capital Resources

As at November 30, 2005, our total cash was $287,455, our working capital was $290,339, and our stockholders’ equity was $456,499. Since inception, we have incurred cumulative losses of $3,709,275. Our current working capital is expected to be sufficient to satisfy our operating requirements for approximately three months. Our ability to satisfy projected working capital requirements is dependent upon our ability to generate revenue and to secure additional funding through public or private sales of securities, including equity securities. There is no assurance that we will secure the necessary capital on terms acceptable to us. If we are unable to raise additional capital when needed, this could have a material adverse affect on us, including possibly requiring us to curtail or cease our operations.

Our Company is in the development stage. In the three months ended November 30, 2005, our operations consumed $320,699. Our net loss of $270,688 was partially offset by depreciation of $22,339, and by $5,986 of non-cash stock-based compensation and a $5,000 gain on the settlement of a corporate finance fee. Our operating assets and liabilities consumed an additional $85,478 for a net cash loss from operations of $341,387 for the three months ended November 30, 2005.

In the three months ended November 30, 2004, we spent $37,318 on furniture, machinery and equipment, and we had a gain of $18,546 on the insured replacement of stolen office equipment, resulting in a net use of cash of $18,772 in investing activities.

We received a private placement of $300,000 ($276,000 net of associated fees) in October 2005 related to the investment of one non-US investor for investment purposes.

Net cash consumed in the three months ended November 30, 2005 was $84,159, leaving a balance of cash on hand at November 30, 2005 of $287,455.

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

Our Chief Executive Officer and Chief Financial Officer conduct an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the end of the period covered by this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

Part II - OTHER INFORMATION

Item 1	Legal Proceedings:

None.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds:

In October 2005, we sold an aggregate of 400,000 units at a price of $0.75 per unit for gross proceeds of $300,000. Proceeds of the sale were used for general working capital purposes. Each unit consisted of one share of common stock and one whole warrant, each whole warrant exercisable to purchase one share of common stock at a price of $1.00 per share, for a period of one year, after which each whole warrant is exercisable to purchase one share of common stock at a price of $1.40 per share, for a further period of one year. The issuance was to one investor that qualified as a non US Person within the meaning of Rule 902, who acquired the securities in an offshore transaction. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Regulation S thereunder.

Item 3	Defaults upon Senior Securities:

None.

Item 4	Submission of Matters to a Vote of Security Holders:

None.

Item 5	Other Information:

On December 15, 2005, the Company entered in to Licensing Agreement with MAGNA Drivetrain AG & Co (Magna), an Austrian Corporation. Under the terms of the Agreement, Magna will license the patented Ikona Gear technology platform for incorporation into specified automotive applications throughout North America and Europe. Magna has a right to designate its applications as exclusive on a per application basis, by paying an associated up-front exclusivity fee per designated Magna automotive applications. The Company is also to receive royalties on a per application basis, for exclusive, as well as non-exclusive, Magna automotive applications.

Item 6	Exhibits

(a)

Exhibit No.	Description
10.1*	License Agreement with MAGNA Drivetrain AG & Co (Magna), an Austrian Corporation dated December 15, 2005.
10.2*	Development Agreement with * dated October 24, 2005
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32.0	Certificate pursuant to 18 USC Section 1350

* Portions of this exhibit have been omitted and filed separately with the SEC. Confidential treatment has been requested with respect to the omitted portions.

SIGNATURES

In accordance with the requirements of the Securities Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKONA GEAR INTERNATIONAL, INC.
Registrant

By: /s/ Laith Nosh	By: /s/ Raymond Polman
Laith Nosh, President & CEO	Raymond L. Polman, CA, CFO
Date: January 20, 2006	(Principal Financial and Accounting Officer)
Date: January 20, 2006