Form 10QSB
period 2006-02-28
IKONA GEAR INTERNATIONAL INC
filed 2006-04-12
CIK 1130809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

[           ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

(604) 523-5500
(Issuer's telephone number)

____________________________________________________________
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
Yes [           ] No [ x ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

25,559,292 common shares outstanding as of April 12, 2006

Transitional Small Business Disclosure Format (Check one): Yes [           ] No [ x ]

Part I - FINANCIAL INFORMATION

Item 1 Financial Statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in United States Dollars)

February 28, 2006
(Unaudited)

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Balance Sheet
(Unaudited)

February 28,
2006

ASSETS

Current:
Cash	$26,791
Accounts receivable, net of allowance of $ -	87,000
Other receivables	12,732
Work-in-process inventory	57,314
Prepaid expenses	30,432
Deferred taxes, net of valuation allowance of $1,395,370	-

Total current assets	214,269

Property and equipment (Note 5)	153,708

Total assets	$367,977

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$158,419
Due to related parties (Note 6)	9,309
Unearned revenue	64,698

Total current liabilities	232,426

Commitments (Note 11)

Stockholders' equity
Common stock (Note 7)
Authorized
100,000,000 common shares, each with par value of $0.00001
Issued and outstanding
25,559,292 common shares	255
Additional paid-in capital	4,192,638
Accumulated deficit during the development stage	(4,057,342)

Total stockholders' equity	135,551

Total liabilities and stockholders' equity	$367,977

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Cumulative
	Amounts
	From Inception
	(August 16, 2001)
	to	Three Months Ended		Six Months Ended
	February 28,	February 28,		February 28,
	2006	2006	2005	2006	2005

REVENUES
Engineering services	$296,796	$55,096	$1,495	$83,821	$3,099
Cost of engineering services	(80,376)	(53,376)	-	(80,376)	-

Gross margin	216,420	1,720	1,495	3,445	3,099

EXPENSES
Amortization and depreciation	190,645	24,582	20,763	46,921	39,497
Business development	747,440	63,640	65,817	125,704	136,567
Corporate finance	341,559	53,019	24,500	73,503	48,800
Foreign exchange loss	4,258	1,081	1,915	2,173	3,007
General and administrative	253,052	22,774	24,581	48,840	50,683
Investor relations	423,663	17,696	53,527	33,384	166,477
Listing and filing fees	29,806	2,703	919	5,532	3,839
Professional fees	308,009	32,968	14,875	46,986	31,787
Rent	148,207	22,357	19,414	40,532	36,875
Research and development	1,453,596	105,069	141,609	197,379	274,651
Travel and related	221,722	4,780	7,767	23,414	29,864

TOTAL EXPENSES	(4,121,957)	(350,669)	(375,687)	(644,368)	(822,047)

OTHER INCOME (EXPENSES)
Interest income	17,343	882	1,330	3,622	3,816
Impairment of patents and trademark
(Note 4)	(183,763)	-	-	-	-
Gain on disposal of assets	14,615	-	-	18,546	-
TOTAL OTHER INCOME (EXPENSES)	(151,805)	882	1,330	22,168	3,816

Loss before income taxes	(4,057,342)	(348,067)	(372,862)	(618,755)	(815,132)
Income taxes	-	-	-	-	-

Net loss for the period	$(4,057,342)	$(348,067)	$(372,862)	$(618,755)	$(815,132)

Basic and diluted net loss per share		$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average number of common
shares outstanding – basic and diluted		25,559,292	24,090,325	25,435,314	24,090,325

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Cumulative
	Amounts
	From Inception
	(August 16, 2001)	Six Months Ended
	to February 28,	February 28,
	2006	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,057,342)	$(618,755)	$(815,132)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization and depreciation	190,645	46,921	39,497
Investor relations fees paid by stock options	71,800	-	21,370
Research and development fees paid by stock options	151,094	5,986	71,587
Corporate finance fees paid by common stock (Note 7)	75,999	32,119	-
Gain on disposal of assets	(14,729)	(18,546)	-
Impairment of patents and trademark	183,763	-	-
Change in operating assets and liabilities:
Accounts receivable	(87,000)	(87,000)	-
Other receivables	(12,732)	1,880	4,934
Work in process inventory	(57,314)	(57,314)	-
Prepaid expenses	(30,432)	(13,294)	4,631
Accounts payable and accrued liabilities	158,419	50,791	(35,916)
Due to related party – management fees	9,309	2,593	11,989
Unearned revenue	64,698	64,698	4,000

Cash used in operating activities	(3,353,822)	(589,921)	(693,040)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances received from the Company
prior to recapitalization	155,000	-	-
Due to related parties	(121,100)	-	-
Issuance of common stock, net of issuance costs	3,629,000	276,000	-

Cash provided by financing activities	3,662,900	276,000	-

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(302,768)	(49,448)	(49,544)
Proceeds on disposal of assets	20,481	18,546	-

Cash used in investing activities	(282,287)	(30,902)	(49,544)

NET INCREASE (DECREASE) IN CASH	26,791	(344,823)	(742,584)
CASH AT BEGINNING OF PERIOD	-	371,614	1,125,799

CASH AT END OF PERIOD	$26,791	$26,791	$383,215

CASH PAID FOR:

Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
February 28, 2006
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

These unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at February 28, 2006, and for all periods presented, have been included. Interim results for the six-month period ended February 28, 2006, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

February 28,
2006

Accumulated deficit during the development stage	$(4,057,342)
Working capital (deficiency)	$(18,157)

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

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
February 28, 2006
(Unaudited)

Note 3 - Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Cumulative
	Amounts
	From Inception
	(August 16, 2001)	Six Months Ended
	to	February 28,
	February 28,
	2006	2006	2005

Net loss, as reported	$(4,057,342)	$(618,755)	$(815,132)
Deduct:
Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects	(1,486,010)	(207,327)	(190,231)

Pro-forma net loss	$(5,543,352)	$(826,082)	$(1,005,363)

Basic and diluted net loss per share, as reported		$(0.02)	$(0.03)

Basic and diluted net loss per share, pro-forma		$(0.03)	$(0.04)

Weighted average number of common shares outstanding – basic and diluted		25,435,314	24,090,325

Recent accounting pronouncements

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

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
February 28, 2006
(Unaudited)

Note 3 - Significant Accounting Policies (continued)

Recent accounting pronouncements (continued)

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

Comparative figures

Certain of the prior periods’ figures were reclassified to conform with the presentation adopted in the current period.

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

The Acquired Technology was recorded by the Company at an original cost of $231,100.

There is significant uncertainty regarding future revenue to be generated from intangible assets due to the fact that this is a new business with a developing technology and there are currently no comparable businesses in the intended market segments for which any reliable predictions for future revenue generation can be based.

Due to the uncertainties related to expected future undiscounted cash flows, management concluded in August 2004, that the carrying value of intangible assets was impaired and wrote-off the entire carrying value of the intangible assets of $183,763 to operations.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
February 28, 2006
(Unaudited)

Note 5 – Property and Equipment

	February 28, 2006

	Cost	Accumulated	Net
		Depreciation	Book Value

Computers and Software	$75,332	$51,767	$23,565
Furniture	34,495	10,219	24,276
Research and Development Equipment	101,202	33,589	67,613
Leasehold Improvements	77,706	39,452	38,254

	$288,735	$135,027	$153,708

Note 6 - Related Party Transactions

As of February 28, 2006, amounts due to related parties consisted of the following:

February 28,
2006

Due to Director	$9,309

The Company entered into the following transactions with related parties during the six month period ending February 28, 2006:

a)	Paid or accrued business development fees of $19,559 (2005 - $36,600) to a company controlled by a relative of a director of the Company.

b)	Paid or accrued business development fees of $58,233 (2005 - $55,304) to a company controlled by a director of the Company.

c)	Paid or accrued corporate finance fees of $51,384 (2005 - $48,800) to a company related to a director of the Company.

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
February 28, 2006
(Unaudited)

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
February 28, 2006
(Unaudited)

Note 7 – Common Stock (continued)

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

	February 28, 2006
	Number of	Weighted Average
	Options	Exercise Price
Options outstanding, beginning of the period	2,474,000	$0.93
Issued	510,000	0.46
Exercised	-	-
Expired	(400,000)	(1.01)
Options outstanding, end of the period	2,584,000	$0.82
Options exercisable, end of the period	1,969,237	$0.87
Weighted average fair value of options granted in the period		$0.45

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
February 28, 2006
(Unaudited)

Note 8 – Stock Options (continued)

Stock Options (continued)

A summary of stock options outstanding at February 28, 2006, is as follows:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price	Number	Life	Price	Number	Price
$0.45	450,000	5.68 years	$ 0.45	25,000	$ 0.45
$0.50	40,000	1.89 years	$ 0.50	31,112	$ 0.50
$0.52	55,000	0.89 years	$ 0.52	55,000	$ 0.52
$0.53	60,000	5.89 years	$ 0.53	60,000	$ 0.53
$0.56	165,000	5.37 years	$ 0.56	165,000	$ 0.56
$0.58	50,000	1.46 years	$ 0.58	50,000	$ 0.58
$0.60	341,000	4.75 years	$ 0.60	341,000	$ 0.60
$0.66	50,000	1.09 years	$ 0.66	50,000	$ 0.66
$0.75	100,000	5.26 years	$ 0.75	100,000	$ 0.75
$1.00	50,000	0.01 years	$ 1.00	50,000	$ 1.00
$1.10	1,223,000	4.33 years	$ 1.10	1,042,125	$ 1.10

	2,584,000			1,969,237

The Company uses the Black-Scholes option pricing model to compute estimated fair value, based on the following weighted average assumptions:

Risk-free interest rate	4.25%
Dividend yield rate	0.00%
Price volatility	103.9%
Weighted average expected life of options	4.44 years

A summary of stock-based compensation expenses related to non-employee consultants recorded as at February 28, 2006, is as follows:

	Cumulative Amounts
	From Inception
	(August 16, 2001) to
	February 28,	Six Months Ended
		February 28,
	2006	2006	2005

Net loss before non-cash compensation expenses	$(3,789,334)	$(580,650)	$(722,175)
Less:
Non-cash compensation expenses recorded as:
Corporate finance	45,114	32,119	-
Research and development	151,094	5,986	71,587
Investor relations	71,800	-	21,370

Total non-cash compensation expenses	268,008	38,105	92,957

Net loss for the period	$(4,057,342)	$(618,755)	$(815,132)

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
February 28, 2006
(Unaudited)

Note 9 - Warrants

In February 2006, the Company signed an agreement with an investment banker and agreed to issue 175,000 warrants exercisable for five years at an exercise price of $0.50, for investment banking services. The warrants were issued in March 2006. The fair value of the warrant issuance obligation was $40,680 of which the Company has received services representing 100,000 of these warrants, and has recorded a charge of $27,119 for non-cash corporate finance expenses.

The Company uses the Black-Scholes option pricing model to compute estimated fair value, based on the following weighted average assumptions:

Risk-free interest rate	4.25%
Dividend yield rate	0.00%
Price volatility	103.9%
Weighted average expected life of warrants	1.0 years

The summary of warrants outstanding is as follows:

			2006	2007
			Exercise	Exercise	Expiry
Issuances	Issued	Outstanding	Price	Price	Date
February 29, 2004	310,332	310,332	$1.00	$1.40	February 29, 2007
March 29, 2004	677,469	677,469	$1.00	$1.40	March 29, 2007
April 30, 2004	231,215	231,215	$1.00	$1.40	April 30, 2007
July 31, 2004	3,333	3,333	$1.00	$1.40	July 31, 2007
March 31, 2005	1,046,667	1,046,667	$1.00	$1.40	March 31, 2007
March 31, 2005	50,000	50,000	$0.75	$0.75	March 31, 2010
October 25, 2005	400,000	400,000	$1.00	$1.40	October 25, 2007

Total outstanding	2,719,016	2,719,016

Note 10 - Segment Information

The Company’s operations were conducted in one reportable segment, being the development and commercialization of a unique patented gearing technology, primarily in Canada and USA. Total revenue in the Canadian segment includes “other income”.

		Six Months
		Ended
		February 28, 2006
	U.S.A.	Canada	Total

REVENUES	$3,445	$80,376 $	83,821

LONG-LIVED ASSETS	$-	$153,708 $	153,708

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
February 28, 2006
(Unaudited)

Note 11– Commitments

The Company amended a consulting agreement with a director, officer and significant shareholder of the Company effective April 1, 2004, to pay monthly management fees totalling approximately $8,500 (C$11,333) ( 2004 - $8,600 (C$11,333)). This agreement can be terminated with six months advance notice.

On June 9, 2004, the Company entered into a premises lease for office and workshop facilities for a period of 36 months commencing August 1, 2004. The premises lease commits the Company to a net annual rental expense of $40,368 (C$49,623) and additional annual operating costs estimated at $19,951 (C$24,525) for a period of three years with an option to extend the period to a further three years. The Company provided a deposit of three months of rent equalling $9,242 (C$12,406) of which two of the three months will be applied to rent in the final two months of the three-year lease term.

On November 14, 2005, the Company granted to an investment banker 500,000 restricted shares as compensation for a two year service agreement. The shares have not yet been issued pending further negotiations between management and the investment bank, and no charge has been recorded to our expenses for the obligation.

Note 12– Subsequent Events

On March 6, 2006, and March 13, 2006, pursuant to subscription agreements, the Company closed a private placement of Units amounting to $1,200,000 ($1,045,671 net of issuance costs of $154,329). Each Unit consists of a convertible promissory note (the “Note”) bearing interest at 10% per year and a warrant (the “Warrant”) to purchase one share of common stock at $0.59 per share.

The Notes rank senior to other debt, bear interest at 10% per year, which will accrue and be added to the outstanding principal amount on a daily basis. The holder of a Note has the right to convert the Note into shares of our common stock at a conversion price of $0.59 per share, subject to full-ratchet anti-dilution protection. Half of the Notes will mature on March 6, 2007 and half of the Notes will mature on March 13, 2007, provided that the Company may extend the maturity date for a Note for up to two successive periods of 90 days each by providing written notice to the holder and delivering to the holder a number of warrants equal to 50% of the number of shares underlying the Note at issuance.

The Note, along with any accrued and unpaid interest, may be repaid at any time upon 15 days notice to the holder of the Note. The Note must also be repaid within 5 days after receiving proceeds of at least US$1,000,000 from the issuance of any other securities.

Each warrant entitles its holder to acquire one share of our common stock at an exercise price of US$0.59 per common share, subject to adjustment from time to time upon the occurrence of certain events, as provided in the warrants. The warrants are subject to weighted-average dilution protection. Half of the warrants expire on March 6, 2010 and half of the warrants expire on March 13, 2010. If, one year after the issue date of the warrants, a registration statement is not effective, the warrants may be exercised on a cashless basis pursuant to a formula provided in the warrants.

As of March 13, 2006, a wholly-owned subsidiary, Ikona Gear Corp., a British Columbia Corporation changed its name to Ikona Industries Corporation.

In March 2006, the Company issued 175,000 warrants to an investment banking firm pursuant to an agreement for investment banking services entered into in February 2006.

Item2 Management’s Discussion and Analysis or Plan of Operations

Special note regarding forward-looking statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (which is codified in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933). When we use the words, “anticipate,” “assume,” “estimate,” “project,” “intend,” “expect,” “plan,” “believe,” “should,” “likely” and similar expressions, we are making forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements about our beliefs, assumptions, estimates or plans regarding the following topics: our expectations that at least one Magna application will be designated as exclusive by August 31, 2006, our expectation that unit royalties from Magna will not be realized at least until 2007, our estimated future capital expenditures; and our belief that our working capital will be sufficient to meet our operating requirements for the next twelve (12) months. These forward-looking statements, wherever they occur in this report, are estimates reflecting the best judgment of the senior management of Ikona Gear. Moreover, but we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. Except as required by law, we do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. All subsequent forward-looking statements attributable to Ikona Gear or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report. Because forward-looking statements involve future risks and uncertainties, actual results could differ materially from those expressed or implied. Such risks and uncertainties include but are not limited to risks and uncertainties as a result of factors including:

  the general volatility of the capital markets and the establishment of a market for our shares, our ability to raise capital on favorable terms, necessary to sustain our anticipated operations and implement our proposed business plan, our ability to generate sufficient cash to pay our creditors, our dependence on the efforts and abilities of our current employees and executive officers, our ability to employ and retain qualified management and employees, general market, business, and industry conditions,
  failure of Magna to create a market for products which incorporate our technology, failure of our products to generate revenue or obtain customer acceptance, changes in currency exchange rates, or interest rates,
  our ability to implement our proposed business plan,
  our lack of diversification of our business plan,
  changes in government regulations that are applicable to our anticipated business, availability of labor or materials or increases in their costs, adverse weather conditions and natural disasters,
  competitive conditions in the gear design and manufacturing industry, including product and pricing pressures, the introduction of new gear technologies by our competitors that may have advantages over our planned products and may make our planned products less attractive to our potential customers, disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political events, misjudgments in the course of preparing forward-looking statements, and additional risks and uncertainties, many of which are beyond our control, referred to in our other SEC filings.

Overview

Our mission is to commercialize our proprietary patented gearing technology (the "Ikona Gearing System") and in so doing to generate revenues, net income, and to increase shareholder value. The Ikona Gearing System utilizes a proprietary, newly designed, patented tooth shape which enables gears to be smaller, lighter, stronger and more energy efficient than conventional planetary gears. The Ikona Gearing Systems allows what we believe to be the highest single stage reduction ratio, zero backlash gear currently available on the market. In high-ratio applications, the Ikona Gearing System can replace multiple stage gearing systems with a single stage reduction ratio, and is thus more cost effective to manufacture.

Our business strategy is twofold:

1.	engineering and manufacturing our own solutions for industrial applications (our own products) which integrate our patented intellectual property; and
2.	licensing our core intellectual property into our clients products under their manufacturing capacities.

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

Our goals in the current operating year are:

3.	to introduce two new products, in addition to a Satellite Base Station Pedestal and Continuous Velocity Transmission currently under development; and
4.	in our licensing division, to enter into licensing agreements in three different vertical markets (for illustration: automotive, shipping, and alternative energy).

We maintain our principal executive offices at 1850 Hartley Avenue, Unit #1, Coquitlam, BC, Canada, V3K 7A1. Our telephone number is (604) 523-5500. Our internet website is located at www.ikonagear.com.

Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates during the three and six months ended February 28, 2006 compared to those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-KSB for the year ended August 31, 2005.

Results of Operations

The following discussion and analysis covers material changes in our results of operations for the six months ended February 28, 2006, and material changes in our results of operations for the three months ended February 28, 2006, as compared to the same periods in 2005. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2005, including audited financial statements contained therein, as filed with the Securities and Exchange Commission on November 29, 2005.

Selected Financial Information

The following table provides selected statement of operations data and the percentage change from the prior year:

	Three Months Ended			Six Months Ended
	February 28,			February 28,
	2006	%	2005	2006	%	2005
		Change			Change
REVENUES
Engineering services	$55,096	3,585%	$1,495	$83,821	2,604%	$3,099
Cost of engineering services	(53,376)	n/a	-	(80,376)	n/a	-
Gross margin	1,720	15.1%	1,495	3,445	11.2%	3,099
EXPENSES
Amortization and depreciation	24,582	18.4%	20,763	46,921	18.8%	39,497
Sales and marketing	68,420	(7.0)%	73584	149,118	(10.4)%	166,431
General and administrative	152,598	9.2%	139,731	250,950	(26.5)%	341,468
Research and development	105,069	(25.8)%	141,609	197,379	(28.1)%	274,651

TOTAL EXPENSES	(350,669)	(6.7)%	(375,687)	(644,368)	(21.6)%	(822,047)

OTHER INCOME (EXPENSES)
Interest income	882	(33.7)%	1,330	3,622	(5.1)%	3,816
Gain on disposal of assets	-	n/a	-	18,546	n/a	-
TOTAL OTHER INCOME
(EXPENSES)	882	(33.7)%	1,330	22,168	480.9%	3,816
Net loss for the period	$(348,067)	(6.6)%	$(372,862)	$(618,755)	(24.1)%	$(815,132)

Six Month Period Ended February 28, 2006 compared to Six Month Period Ended February 28, 2005

Operating Results

REVENUES. Revenues are generated from the provision of engineering services and from licensing royalties. In the six months ended February 28, 2006, we generated revenues of $83,821. In the six months ended February 28, 2005, we generated revenues of $3,099. The increase in revenues is due to one client, Andrew Corporation for whom we are building satellite base stations. The revenues recorded pertain to milestones under our contract and represent 75% of the revenue of delivering a completed prototype to them.

COST OF ENGINEERING SERVICES. Our cost of engineering services consists of engineering fees and salaries attributable directly to project revenues. Our cost of engineering services in the six months ended February 28, 2006 was $80,376. In the comparative period, we recorded no cost of engineering services as we were not in the business of manufacturing in the prior year.

AMORTIZATION AND DEPRECIATION. We record depreciation expense on our property, plant and equipment and amortization expense on our capitalized patents and trademark costs. In the six months ended February 28, 2006, we recorded depreciation of $46,921. In the comparative period, we recorded no depreciation expense and amortization expense of $39,497 for the six months ended February 28, 2005. The increase in depreciation expense reflects depreciation associated with purchases of depreciable equipment in the past twelve months.

BUSINESS DEVELOPMENT. Business development expense reflects internal and external costs to market our business opportunity to existing clients and potential new clients. Business development expense includes: the salaries and benefits of our President and CEO and our Executive Vice President; and fees paid to external consultants. Business development expense was $125,704 for the six months ended February 28, 2006. Business development expense was $136,567 for the six months ended February 28, 2005. The decrease in business development expense pertains to a reduction in the use of external consultants in the current six month period.

CORPORATE FINANCE. Corporate finance expense reflects costs associated with fees paid to maintain the corporate finance function of our company. These fees are paid to our CFO who oversees accounting, auditing, and regulatory reporting functions, as well as external consultants who perform fund-raising and investment banking services for our company. Corporate finance expense was $73,505 for the six months ended February 28, 2006. Corporate finance expense was $48,800 for the six months ended February 28, 2005. The increase in corporate finance expense pertains to increased fees to outside consultants for fund-raising and investment banking services.

GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of clerical and administrative salaries and benefits, office rents, office supplies, telephone and telecommunications expenses, courier and other general costs not attributable directly to other Income Statement line items. Our general and administrative expenses were $48,840 for the six months ended February 28, 2006. Our general and administrative expenses were $50,683 for the six months ended February 28, 2005. The decrease in general and administrative expense pertains to the elimination of one of our administrative personnel in April 2005.

INVESTOR RELATIONS. Our investor relations expense consists primarily of external consulting fees and associated communications costs to increase investors’ awareness of our Company. Investor relations expenses were $33,384 for the six months ended February 28, 2006. In the comparative period, investor relations expenses were $166,477 for the six months ended February 28, 2005. The decrease in investor relations expense is due to a significant reduction in discretionary spending on external investor consulting firms in the current year.

LISTING AND FILING FEES. Our listing and filing fees expense consists primarily of external consulting fees and associated communications costs to convert our regulatory filings into Edgar filing format. Listing and filing fees expenses were $5,532 for the six months ended February 28, 2006. In the comparative period, listing and filing fees were $3,839 for the six months ended February 28, 2005. The increase in listing and filing fees expense pertains to our securities attorney preparing additional SEC filings in the period ended February 28, 2006.

PROFESSIONAL FEES. Our professional fees expense consists primarily of external consulting fees associated with our auditors and our US and Canadian corporate and securities counsel. Professional fees expense was $46,986 for the six months ended February 28, 2006. In the comparative period, professional fees expense was $31,787 for the six months ended February 28, 2005. The increase in professional fees expense over the prior year is associated with our securities attorney doing additional SEC filings in the period ended February 28, 2006

RENT. Our rent expense consists primarily of an office premises lease and associated variable costs such as property taxes, maintenance, and costs passed on to us regarding our lease agreement. Rent expense was $40,532 for the six months ended February 28, 2006. In the comparative period, we recorded rent expense of $36,875 for the six months ended February 28, 2005. The increase in rent expense pertains to an unfavorable change in foreign currency rates in Canada vis-à-vis their US equivalent, plus a small increase in maintenance costs between the past period and the present period.

RESEARCH AND DEVELOPMENT. Research and development expense reflects internal and external costs to develop our technology including the salaries of our engineers, fees paid to external consultants, and materials and supplies consumed by our research and development department in advancing our core intellectual property. Research and development expense was $197,379 for the six months ended February 28, 2006. In the comparative period, we recorded research and development expense of $274,651 for the six months ended February 28, 2005. The decrease in research and development expense pertains to the utilization of our engineering team on a client project and the reflection of their costs in cost of engineering services rather than in research and development.

TRAVEL AND RELATED. Travel and related expense includes all of our travel costs associated with travel including travel for business development, research and development, and corporate finance. Included in travel are the costs of flights, trains, automotive rentals, accommodations, meals and other associated travel costs. Travel and related expense was $23,414 for the six months ended February 28, 2006. In the comparative period, we recorded travel and related expense of $29,864. The decrease in expense is associated with reduced travel arrangements during the period ended February 28, 2005, as our engineers spent less time traveling and more time working in our premises on a client’s prototype project.

Three Month Period Ended February 28, 2006 compared to Three Month Period Ended February 28, 2005

Operating Results

REVENUES. Revenues are generated from the provision of engineering services and from licensing royalties. In the three months ended February 28, 2006, we generated revenues of $55,096. In the three months ended February 28, 2005, we generated revenues of $1,495. The increase in revenues is due to one client, Andrew Corporation for whom we are building satellite base stations. The revenues recorded pertain to milestones under our development agreement and revenue associated with delivering a prototype to them.

COST OF ENGINEERING SERVICES. Our cost of engineering services consists of engineering fees and salaries attributable directly to project revenues. Our cost of engineering services in the three months ended February 28, 2006, was $80,376. In the comparative period, in the three months ended February 28, 2005, we recorded no cost of engineering services as we were not in the business of manufacturing in the prior year.

AMORTIZATION AND DEPRECIATION. We record depreciation expense on our property and equipment and amortization expense on our capitalized patents and trademark costs. In the three months ended February 28, 2006, we recorded depreciation of $24,582. In the comparative period, in the three months ended February 28, 2005, we recorded amortization and depreciation expense of $20,763. The increase in depreciation expense reflects depreciation associated with additional purchases of depreciable equipment. At February 28, 2006, we had depreciable property and equipment recorded with an historical cost of $288,735 (February 28, 2005 - $219,386).

BUSINESS DEVELOPMENT. Business development expense reflects internal and external costs to market our business opportunity to existing clients and potential new clients. Business development expense includes: the salaries and benefits of our President and CEO and our Executive Vice President; and fees paid to external consultants. Business development expense was $63,640 for the three months ended February 28, 2006. Business development expense was $65,817 for the three months ended February 28, 2005. The decrease in business development expense pertains to a decrease in spending on external consultants.

CORPORATE FINANCE. Corporate finance expense reflects costs associated with fees paid to maintain the corporate finance function of our company. These fees are paid to our CFO who oversees accounting, auditing, and regulatory reporting functions, as well as external consultants who perform fund-raising and investment banking services for our company. Corporate finance expense was $53,019 for the three months ended February 28, 2006. Corporate finance expense was $24,500 for the three months ended February 28, 2005. The increase in corporate finance expense pertains to increased fees to outside consultants for fund-raising and investment banking services.

GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of clerical and administrative salaries and benefits, office rents, office supplies, telephone and telecommunications expenses, courier and other general costs not attributable directly to other Income Statement line items. Our general and administrative expenses were $22,774 for the three months ended February 28, 2006. Our general and administrative expenses were $24,581 for the three months ended February 28, 2005. The decrease in general and administrative expense pertains to the termination of one full time salaried accountant in late April 2005.

INVESTOR RELATIONS. Our investor relations expense consists primarily of external consulting fees and associated communications costs to increase investors’ awareness of our Company. Investor relations expenses were $17,696 for the three months ended February 28, 2006. In the comparative period, investor relations expenses were $53,527 for the three months ended February 28, 2005. The decrease in investor relations expense is due to a significant reduction in discretionary spending on external investor consulting firms in the current year.

LISTING AND FILING FEES. Our listing and filing fees expense consists primarily of external consulting fees and associated communications costs to convert our regulatory filings into Edgar filing format. Listing and filing fees expenses were $2,703 for the three months ended February 28, 2006. In the comparative period, for the three months ended February 28, 2005, listing and filing fees expenses were $919. The increase in listing and filing fees expense pertains to our securities attorney doing additional SEC filings in the period ended February 28, 2006.

PROFESSIONAL FEES. Our professional fees expense consists primarily of external consulting fees associated with our auditors and our US and Canadian corporate and securities counsel. Professional fees expense was $32,968 for the three months ended February 28, 2006. In the comparative period, we recorded professional fees expense of $14,875 for the three months ended February 28, 2005. The increase in listing and filing fees expense pertains to additional audit review of securities filings, and our securities attorneys providing additional services regarding investment banking and financing agreements and associated securities filings in the period ended February 28, 2006.

RENT. Our rent expense consists primarily of an office premises lease and associated variable costs such as property taxes, maintenance, and costs passed on to us regarding our lease agreement. Rent expense was $22,357 for the three months ended February 28, 2006. In the comparative period, we recorded rent expense of $19,414 for the three months ended February 28, 2005. The increase in rent expense pertains to an unfavorable change in foreign currency rates in Canada vis-à-vis their US equivalent, plus a small increase in maintenance costs between the past period and the present period.

RESEARCH AND DEVELOPMENT. Research and development expense reflects internal and external costs to develop our technology including the salaries of our engineers, fees paid to external consultants, and materials and supplies consumed by our research and development department in advancing our core intellectual property. Research and development expense was $105,069 for the three months ended February 28, 2006. In the comparative period, we recorded research and development expense of $141,609 for the three months ended February 28, 2005. The decrease in research and development expense pertains to the utilization of our engineering team on a client project and the reflection of their costs in cost of engineering services rather than in research and development.

TRAVEL AND RELATED. Travel and related expense includes all of our travel costs associated with business development, research and development, and Corporate Finance. Included in travel are the costs of flights, trains, automotive rentals, accommodations, meals and other associated travel costs. Travel and related expense was $4,780 for the three months ended February 28, 2006. In the comparative period, for the three months ended February 29, 2005, we recorded travel and related expense of $7,767. The decrease in expense is associated with reduced travel arrangements during the period ended February 28, 2005, as our engineers spent less time traveling and more time working in our premises on a client’s prototype project.

Liquidity and Capital Resources

At February 28, 2006, our total cash was $26,791, and our working capital (deficiency) was $18,157, and our stockholders’ equity was $135,551. Since inception, we have incurred cumulative losses of $4,057,342. On March 6, 2006, and March 13, 2006 we completed a private placement of Units consisting of 10% convertible notes and warrants that resulted in gross proceeds of US$1,200,000 ($1,045,671 net of issuance costs of $154,329. The notes are convertible into common stock at a conversion price of $0.50 per share and the warrants are exercisable into 2,400,000 shares of common stock, at an exercise price of $0.59.

As at March 13, 2006, at the completion of our private placement, our current working capital, is expected to be sufficient to satisfy our operating requirements for approximately twelve months. Our ability to satisfy projected working capital requirements is dependent upon our ability to secure additional funding through public or private sales of securities, including equity securities. There is no assurance that we will secure the necessary capital on terms acceptable to us. If we are unable to raise additional capital when needed, this could have a material adverse affect on us, including possibly requiring us to curtail or cease our operations.

In the six months ended February 28, 2006, our operations consumed $589,921. Our net loss of $618,755 was partially offset by depreciation of $46,921, and by $5,986 of non-cash stock-based compensation, an $18,546 gain on disposal of assets, and $84,872 of non-cash compensation expenses. Our operating assets and liabilities consumed an additional $37,646 for a net cash loss from operations of $589,921 for the six months ended February 28, 2006.

In the six months ended February 28, 2006, we spent $30,902 on furniture, machinery and equipment.

We received a private placement of $300,000 ($276,000 net of associated fees) in October 2005 related to the investment of one non-US investor for investment purposes.

Net cash consumed in the six months ended February 28, 2006 was $344,823 (2005 - $742,584), leaving a balance of cash on hand at February 28, 2006 of $26,791.

Marketing Plan and Engineering Progress

We have developed a marketing plan for vertical, industry-specific applications of the proprietary Ikona Gearing System for applications which capitalize on the unique high torque and low weight attributes of the Ikona Gearing System, including but not limited to the following:

Vertical Market	Client	Progress Update
Medical Equipment	Aircast Inc./Mayo Clinic.	Designed, entered into License in Feb. 2004, receiving licensing royalties.
Automotive	Magna International Inc.	Entered into master License Agreement on December 15, 2005
Aircraft and military equipment	Andrew Corporation	Manufacturing 5 units over Q2 and Q3 of 2006
	Pratt & Whitney	In progress - Engineering feasibility study
Robotics and high precision Machinery	Universal Robotics ApS	Received order, in progress, deliverable in Q3-2006
High torque industrial machinery	MiVa Engineering (Oil & Gas tech.)	Received order, in design
Deliverable in Q3 or Q4 of 2006
	Riverside Forest Products	In progress – designed, modified and in testing
	Paccar Winch Division	In progress - Engineering feasibility study
	SKF	In progress - Engineering feasibility study
	TM4	In progress - Engineering feasibility study
Alternate energy sources	StarRotor Corporation	In progress – designed, fabricated, and in testing

Magna Progress

On December 15, 2005, we entered into a Licensing Agreement with MAGNA Drivetrain AG & Co KG, an Austrian corporation ("Magna"). Under terms of the agreement, Magna will license the patented Ikona Gear technology platform for incorporation into specified automotive applications throughout North America and Europe. Magna has a right to designate its applications as exclusive on a per application basis, by paying an associated up-front exclusivity fee per designated Magna automotive application. Ikona Gear is also to receive royalties on a per application basis, for exclusive, as well as non-exclusive, Magna automotive applications. We anticipate at least one application being designated as exclusive by August 31, 2006. We anticipate that unit royalties from Magna will not be realized at least until 2007. However, we have no absolute assurances that either an exclusivity fee or unit fees will be realized in the near term.

Other Engineering Progress and Implications for our Business Model

Our marketing and engineering efforts thus far have led us to conclude that though the Ikona Gear is of interest to manufacturers of engineering product applications, we are likely to experience delays in adopting the new technology unless we have the engineering design and manufacturing resources available to develop and sell a prototype to a prospective client. For this reason we have recruited new engineering personnel with product design and manufacturing experience to help accelerate the adoption of our technology. We have experienced a significant success with one client in the defense sector, designing and developing a prototype for a portable military satellite pedestal with an Ikona gearbox to enable the automated rotation and tilting of a 2.4 meter antenna. Although we will continue to offer clients an ability to license our gear technology, we believe that the change in our business model will lead to accelerated and more significant revenues by our offering of product design and manufacturing.

Even though we have concluded of a Licensing Agreement with Magna, we will only be able to calculate our royalties as they determine which automotive applications they wish to designate as exclusive under our agreement with them, and as we come to learn of the size of order their clients place with Magna in the coming years.

Item 3 Controls and Procedures

As of the end of our fiscal quarter ended February 28, 2006, an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a – 15(e) and 15d – 15(e) of the United States Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of the end of such fiscal quarter, our disclosure controls and procedures are effective: (i) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

It should be noted that while our management, including the CEO and CFO, believe our disclosure controls and procedures provide a reasonable level of assurance that such controls and procedures are effective, they do not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

There was no change in our internal control over financial reporting during the quarter ended November 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1 Legal Proceedings:

None.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds:

Please refer to our Form 8-K, filed with the SEC on March 16, 2006.

Item 3 Defaults upon Senior Securities:

None.

Item 4 Submission of Matters to a Vote of Security Holders:

None.

Item 5 Other Information:

As of March 13, 2006, a wholly-owned subsidiary, Ikona Gear Corp., a British Columbia Corporation changed its name to Ikona Industries Corporation.

Item 6 Exhibits

(a)

Exhibit No.	Description

4.1	Form of Broker Warrant
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certification pursuant to 18 USC Section 1350

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKONA GEAR INTERNATIONAL, INC.

By: /s/ Laith Nosh	By: /s/ Raymond L. Polman
Laith Nosh, President & CEO	Raymond L. Polman, CA, CFO
Date: April 12, 2006	(Principal Financial and Accounting Officer)
Date: April 12, 2006