Form 10QSB
period 2006-05-31
IKONA GEAR INTERNATIONAL INC
filed 2006-07-12
CIK 1130809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

[           ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

___________________________________
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

25,659,292 common shares outstanding as of July 12, 2006

Transitional Small Business Disclosure Format (Check one): Yes [           ] No [ x ]

Part I - FINANCIAL INFORMATION

Item 1 Financial Statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in United States Dollars)

May 31, 2006
(Unaudited)

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Balance Sheet
(Unaudited)

May 31,
2006

ASSETS

Current:
Cash	$466,057
Accounts receivable	8,075
Other receivables	29,175
Work-in-process inventory	268,530
Prepaid expenses	34,531
Deferred taxes, net of valuation allowance of $1,584,852	-

Total current assets	806,368

Property and equipment (Note 5)	132,569

Deferred expense (Note 8)	53,167

Deferred financing costs (Note 7)	207,452

Total assets	$1,199,556

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$157,693
Convertible notes payable (Note 7)	1,322,849
Unearned revenue	62,608

Total current liabilities	1,543,150

Commitments and contingency (Notes 7 and 12)

Stockholders' equity
Common stock (Note 8)
Authorized
100,000,000 common shares, each with par value of $0.00001
Issued and outstanding
25,659,292 common shares	256
Additional paid-in capital	4,317,537
Accumulated deficit during the development stage	(4,661,387)

Total stockholders' equity	(343,594)

Total liabilities and stockholders' equity	$1,199,556

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Cumulative
	Amounts
	From Inception
	(August 16, 2001)	Three Months Ended		Nine Months Ended
	to	May 31,		May 31,
	May 31, 2006	2006	2005	2006	2005

REVENUES
Engineering services	$314,149	$17,353	$11,567	$101,174	$14,666
Cost of engineering services	(89,161)	(8,785)	-	(89,161)	-

Gross margin	224,988	8,568	11,567	12,013	14,666

EXPENSES
Amortization and depreciation	216,408	25,763	21,090	72,684	60,587
Business development	831,861	84,421	67,844	210,125	204,411
Corporate finance	445,994	104,435	32,255	177,938	81,055
Foreign exchange loss (gain)	1,305	(2,953)	1,600	(780)	(7,705)
General and administrative	276,516	23,464	20,041	72,304	83,036
Investor relations	455,913	32,250	85,402	65,634	251,879
Listing and filing fees	38,336	8,530	1,227	14,062	5,066
Professional fees	357,436	49,427	21,733	96,413	53,520
Rent	167,609	19,402	16,969	59,934	53,844
Research and development	1,654,117	200,521	173,192	397,900	447,843
Travel and related	232,801	11,079	30,329	34,493	60,193

TOTAL EXPENSES	(4,678,296)	(556,339)	(471,682)	(1,200,707)	(1,293,729)

OTHER INCOME (EXPENSES)
Interest income	22,910	5,567	2,610	9,189	6,426
Interest expense	(59,398)	(59,398)	-	(59,398)	-
Impairment of patents and trademark
(Note 4)	(183,763)	-	-	-	-
Gain on disposal of assets	12,172	(2,443)	-	16,103	-
TOTAL OTHER INCOME (EXPENSES)	(208,079)	(56,274)	2,610	(34,106)	6,426

Loss before income taxes	(4,661,387)	(604,045)	(457,505)	(1,222,800)	(1,272,637)
Income taxes	-	-	-	-	-

Net loss for the period	$(4,661,387)	$(604,045)	$(457,505)	$(1,222,800)	$(1,272,637)

Basic and diluted net loss per share		$(0.02)	$(0.02)	$(0.05)	$(0.05)

Weighted average number of common
shares outstanding – basic and diluted		25,591,901	24,792,332	25,488,083	24,326,899

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Cumulative
	Amounts
	From Inception
	(August 16, 2001)	Nine Months Ended
	to May 31,	May 31,
	2006	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,661,387)	$(1,222,800)	$(1,272,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	216,408	72,684	60,587
Investor relations fees paid by stock options and warrants	79,390	7,590	27,206
Research and development fees paid by stock options	151,094	5,986	124,192
Corporate finance fees paid by common stock and warrants (Note 7)	135,309	91,429	7,995
Business development fees paid by stock	4,833	4,833	-
Deferred interest expense on convertible notes payable	59,397	59,397	-
Gain on disposal of assets	(12,286)	(16,103)	-
Impairment of patents and trademark	183,763	-	-
Change in operating assets and liabilities:
Accounts receivable	(8,075)	6,537	-
Other receivables	(29,175)	(29,175)	2,898
Work in process inventory	(268,530)	(268,530)	-
Prepaid expenses	(34,531)	(17,393)	(1,769)
Accounts payable and accrued liabilities	157,693	50,065	(2,683)
Due to related party	-	(6,716)	14,724
Unearned revenue	62,608	62,608	-

Cash used in operating activities	(3,963,489)	(1,199,588)	(1,039,487)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances received from the Company
prior to recapitalization	155,000	-	-
Due to related parties	(121,100)	-	-
Deferred financing costs	(144,000)	(144,000)	-
Convertible notes payable	1,200,000	1,200,000	-
Issuance of common stock, net of issuance costs	3,629,000	276,000	730,050

Cash provided by financing activities	4,718,900	1,332,000	730,050

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(309,835)	(56,515)	(65,457)
Proceeds on disposal of assets	20,481	18,546	-

Cash used in investing activities	(289,354)	(37,969)	(64,457)

NET INCREASE (DECREASE) IN CASH	466,057	94,443	(374,894)
CASH AT BEGINNING OF PERIOD	-	371,614	1,125,799

CASH AT END OF PERIOD	$466,057	$466,057	$750,905

CASH PAID FOR:

Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
May 31, 2006
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

These unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at May 31, 2006, and for all periods presented, have been included. Interim results for the six-month period ended May 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

The operations of the Company have primarily been funded by the issuance of capital stock, advances from related parties and promissory notes. Continued operations of the Company are dependent on the Company's ability to complete additional equity financings or generate profitable operations in the future. Management's plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on terms reasonable to the Company.

May 31,
2006

Accumulated deficit during the development stage	$(4,661,387)
Working capital (deficiency)	$(736,782)

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
May 31, 2006
(Unaudited)

Note 3 - Significant Accounting Policies (continued) Stock-Based Compensation (continued)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Cumulative
	Amounts
	From Inception
	(August 16, 2001)	Nine Months Ended
	to	May 31,
	May 31, 2006	2006	2005

Net loss, as reported	$(4,661,387)	$(1,222,800)	$(1,272,637)
Deduct:
Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects	(1,575,458)	(296,774)	(287,989)

Pro-forma net loss	$(6,236,845)	$(1,519,574)	$(1,560,626)

Basic and diluted net loss per share, as reported		$(0.05)	$(0.05)

Basic and diluted net loss per share, pro-forma		$(0.06)	$(0.06)

Weighted average number of common shares outstanding – basic and diluted		25,488,083	24,326,899

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
May 31, 2006
(Unaudited)

Note 3 - Significant Accounting Policies (continued)

Recent accounting pronouncements (continued)

SFAS 123R also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF 96-18. SFAS 123R also does not address the accounting for employee share ownership plans which are subject to Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first annual reporting period that begins after December 15, 2005. For non-public entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005.

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

The patent acquisition agreement with Diversified required the Company to issue 2,180,000 shares of common stock at a value of $109,000 to Diversified and pay $63,000 (C$100,000) less Diversified’s tax credit recoveries of $18,900 (C$30,000) relating to the patents. The trademark acquisition agreement with Technologies required the Company to issue 20,000 shares of common stock at a value of $1,000 to Technologies, pay $62,000 to Technologies and repay amounts owing of $15,000 on behalf of Technologies. The Acquired Technology was recorded by the Company at an original cost of $231,100, and the Company wrote-off the remaining carrying value of the intangible assets of $183,763 to operations in August 2004.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
May 31, 2006
(Unaudited)

Note 5 – Property and Equipment

	May 31, 2006

	Cost	Accumulated	Net
		Depreciation	Book Value

Computers and Software	$77,868	$60,366	$17,502
Furniture	34,495	11,921	22,574
Research and Development Equipment	102,283	41,293	60,990
Leasehold Improvements	77,706	46,203	31,503

	$292,352	$159,783	$132,569

Note 6 - Related Party Transactions

The Company entered into the following transactions with related parties during the nine month period ending May 31, 2006:

a)	Paid or accrued business development fees of $19,559 (2005 - $54,795) to a company controlled by a relative of a director of the Company.

b)	Paid or accrued business development fees of $88,032 (2005 - $82,798) to a company controlled by a director of the Company.

c)	Paid or accrued corporate finance fees of $77,691 (2005 - $73,060) to a company related to a director of the Company.

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

Note 7– Convertible Notes Payable

On March 6, 2006, and March 13, 2006, pursuant to subscription agreements, the Company closed a private placement of Units amounting to $1,200,000 ($1,045,671 net of issuance costs of $154,329). Each Unit consists of a convertible promissory note (the “Note”) convertible at the option of the holder into common stock at a price of $0.50 per share, bearing interest at 10% per year, and a warrant (the “Warrant”) to purchase shares of common stock at $0.59 per share.

The Notes rank senior to other debt, bear interest at 10% per year, which accrues and is added to the outstanding principal amount on a daily basis. The holder of each Note has the right to convert the Note into shares of common stock at a conversion price of $0.59 per share, subject to full-ratchet anti-dilution protection. Notes with face value of $600,000 are due and payable on March 6, 2007, and Notes with a face value of $600,000 are due and payable on March 13, 2007. The Company may extend the maturity date for the Notes for up to two successive periods of 90 days by providing written notice to the holder and delivering to the holder a number of warrants equal to 50% of the number of shares underlying the Note at issuance.

The Notes, along with any accrued and unpaid interest, may be repaid at any time upon 15 days notice to the holders of the Notes. The Notes must be repaid within 5 days after the Company receives proceeds of at least US$1,000,000 from the issuance of any additional securities. If, one year after the issue date of the warrants, a registration statement is not effective, the warrants may be exercised on a cashless basis.

The Company has recorded interest expense on convertible notes payable of $26,849 for period ended May 31, 2006. The Company recorded “in the money” financing fees of $96,000 and added $96,000 to convertible notes payable.

Deferred financing fees of $207,452 consists of $144,000 cash fees paid to an investment banker and “in the money conversion feature” costs of $96,000, net of amortized fees of $32,548.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
May 31, 2006
(Unaudited)

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
May 31, 2006
(Unaudited)

Note 8 – Common Stock (continued)

In July 2004, the Company issued 3,333 units at a price of $0.75 per unit for cash proceeds of $5,000. Each unit consists of one share of common stock and one-half of one non-transferable share purchase warrant whereby each whole warrant entitles the holder to acquire one additional share of common stock at a price of $3.00 per share for a period of one year.

In March 2005, the Company issued 1,046,667 units at a price of $0.75 per unit for cash proceeds of $730,050 (gross proceeds of $785,000 net of finders’ fees of $54,950. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to acquire one additional share of common stock at a price of $1.00 per share for a period of one year from the date of issuance, or $1.40 per share for an additional one year period from the date of issuance.

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

In May 2006, the Company issued 100,000 shares of common stock a price of $0.58 per share as advance payment for business development fees associated with a one year service contract. The Company has recorded the issuance at its fair market value of $58,000 and expensed one month of fees amounting to $4,833 for the period ended May 31, 2006, and a deferred expense of $53,167.

Note 9 – Stock Options

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

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
May 31, 2006
(Unaudited)

Note 9 – Stock Options (continued)

	May 31, 2006
	Number of	Weighted Average
	Options	Exercise Price
Options outstanding, beginning of the period	2,474,000	$0.93
Issued	510,000	0.46
Exercised	-	-
Expired	(761,000)	(1.10)
Options outstanding, end of the period	2,223,000	$0.83
Options exercisable, end of the period	1,656,237	$0.90
Weighted average fair value of options granted in the period		$0.39

A summary of stock options outstanding at May 31, 2006, is as follows:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price	Number	Life	Price	Number	Price
$0.45	450,000	5.43 years	$ 0.45	24,999	$ 0.45
$0.50	40,000	1.63 years	$ 0.50	31,112	$ 0.50
$0.56	165,000	5.12 years	$ 0.56	165,000	$ 0.56
$0.60	341,000	4.50 years	$ 0.60	341,000	$ 0.60
$0.75	100,000	5.01 years	$ 0.75	100,000	$ 0.75
$1.10	1,127,000	4.08 years	$ 1.10	994,126	$ 1.10

	2,223,000			1,656,237

The Company uses the Black-Scholes option pricing model to compute estimated fair value, based on the following weighted average assumptions:

Risk-free interest rate	4.25%
Dividend yield rate	0.00%
Price volatility	97.1%
Weighted average expected life of options	4.28 years

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
May 31, 2006
(Unaudited)

Note 9 – Stock Options (continued)

A summary of stock-based compensation expenses related to non-employee consultants recorded as at May 31, 2006, is as follows:

	Cumulative Amounts
	From Inception
	(August 16, 2001) to	Nine Months Ended
	May 31,	May 31,
	2006	2006	2005

Net loss before non-cash compensation expenses	$(4,334,069)	$(1,125,385)	$(1,121,239)
Less:
Non-cash compensation expenses recorded as:
Corporate finance	104,424	91,429	-
Research and development	151,094	5,986	124,192
Investor relations	71,800	-	27,206

Total non-cash compensation expenses	327,318	97,415	151,398

Net loss for the period	$(4,661,387)	$(1,222,800)	$(1,272,637)

Note 10 - Warrants

In February 2006, the Company entered into an investment banking agreement and incurred an obligation in February 2006, to issue 175,000 warrants, with a further obligation incurred in March 2006, for an additional 576,000 warrants. The 751,000 warrants were issued on March 13, 2006, at an exercise price of $0.50, and are exercisable for a five year period ending March 13, 2011. The fair value of the warrants is $203,426, of which the Company has recorded $86,430 as corporate finance expenses for the period ended May 31, 2006.

In May 2006, the Company signed a one year agreement for investor relations services and issued 400,000 warrants exercisable for a two year period at an exercise price of $0.59. The fair value of the warrants issued was $91,075. The Company has recorded $7,590 of investor relations fees for the period ended May 31, 2006.

The Company uses the Black-Scholes option pricing model to compute estimated fair value, based on the following weighted average assumptions:

Risk-free interest rate	4.25%
Dividend yield rate	0.00%
Price volatility	97.1%
Weighted average expected life of warrants	1.0 years

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
May 31, 2006
(Unaudited)

Note 10 – Warrants (continued)

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

Note 11 - Segment Information

The Company’s operations were conducted in one reportable segment, being the development and commercialization of a unique patented gearing technology, primarily in Canada and USA. Total revenue in the Canadian segment includes “other income”.

		Nine Months
		Ended
		May 31, 2006
	U.S.A.	Canada	Total

REVENUES	$4,751	$96,423 $	101,174

LONG-LIVED ASSETS	$-	$132,569 $	132,569

Note 12– Commitments

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

On November 14, 2005, the Company granted to an investment banker 500,000 restricted shares as compensation for a two year service agreement. The shares have not yet been issued pending further negotiations between management and the investment bank, and no charge has been recorded to expenses for the obligation.

Item2 Management’s Discussion and Analysis or Plan of Operations

Special note regarding forward-looking statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (which is codified in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933). When we use the words, “anticipate,” “assume,” “estimate,” “project,” “intend,” “expect,” “plan,” “believe,” “should,” “likely” and similar expressions, we are making forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements about our beliefs, assumptions, estimates or plans regarding the following topics: our expectations that at least one Magna application will be designated as exclusive by August 31, 2006, our expectation that unit royalties from Magna will not be realized at least until 2007, our estimated future capital expenditures; and our belief that our working capital will be sufficient to meet our operating requirements for the next six (6) months. These forward-looking statements, wherever they occur in this report, are estimates reflecting the best judgment of the senior management of Ikona Gear. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. Except as required by law, we do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. All subsequent forward-looking statements attributable to Ikona Gear or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report. Because forward-looking statements involve future risks and uncertainties, actual results could differ materially from those expressed or implied. Such risks and uncertainties include but are not limited to risks and uncertainties as a result of factors including:

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

Overview

Our mission is to commercialize our proprietary patented gearing technology (the "Ikona Gearing System") and in so doing to generate revenues, net income, and to increase shareholder value. The Ikona Gearing System utilizes a proprietary, newly designed, patented tooth shape which enables gears to be smaller, lighter, stronger and more energy efficient than conventional planetary gears. The Ikona Gearing Systems allows what we believe to be the highest single stage reduction ratio, zero backlash, gear currently available on the market. In high-ratio applications, the Ikona Gearing System can replace multiple stage gearing systems with a single stage reduction ratio, and is thus more cost effective to manufacture.

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

Our goals in the current operating year are:

1.	to introduce two new products, in addition to a Satellite Base Station Pedestal and Continuous Velocity Transmission currently under development; and
2.	in our licensing division, to enter into licensing agreements in three different vertical markets (for illustration: automotive, shipping, and alternative energy).

We maintain our principal engineering offices at 1850 Hartley Avenue, Unit #1, Coquitlam, BC, Canada, V3K 7A1. Our engineering office telephone number is (604) 523-5500. Our US offices for Ikona Gear International, Inc. and Ikona Gear USA, Inc. are located at 101 Convention Center Dr., Suite 700, Las Vegas, NV 89109, Tel 1-888-644-5662. Our internet website is located at www.ikona.ca .

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three and nine months ended May 31, 2006 compared to those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-KSB for the year ended August 31, 2005.

Results of Operations

The following discussion and analysis covers material changes in our results of operations for the nine months ended May 31, 2006, and material changes in our results of operations for the three months ended May 31, 2006, as compared to the same periods in 2005. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2005, including audited financial statements contained therein, as filed with the Securities and Exchange Commission on November 29, 2005.

Selected Financial Information

The following table provides selected statement of operations data and the percentage change from the prior year:

	Three Months Ended			Nine Months Ended
	May 31,			May 31,
	2006	% Change	2005	2006	% Change	2005
REVENUES
Engineering services	$17,353	50.0%	$11,567	$101,174	589.9%	$14,666
Cost of engineering services	(8,785)	n/a	-	(89,161)	n/a	-
Gross margin	8,568	(25.9)%	11,567	12,013	(18.1)%	14,666

EXPENSES
Amortization and depreciation	25,763	22.2%	21,090	72,684	20.0%	60,587
Sales and marketing	95,500	(2.7)%	98,173	244,618	(7.6)%	264,604
General and administrative	234,555	30.9%	179,227	485,505	(6.8)%	520,695
Research and development	200,521	15.8%	179,227	397,900	(11.2)%	447,843

TOTAL EXPENSES	(556,339)	17.9%	(471,682)	(1,200,707)	(7.2)%	(1,293,729)

OTHER INCOME (EXPENSES)
Interest income (expense)	53,831	(2,162)%	2,610	(50,209)	(881.3)%	6,426
Gain on disposal of assets	2,443	n/a	-	16,103	n/a	-

TOTAL OTHER INCOME (EXPENSE)	(56,274)	(2,256)%	2,610	(34,106)	(630.8)%	6,426
Net loss for the period	$(604,045)	32.0%	$(457,505)	$(1,222,800)	(3.9)%	$(1,272,637)

Nine Month Period Ended May 31, 2006 compared to Nine Month Period Ended May 31, 2005

Operating Results

REVENUES. Revenues are generated from the provision of engineering services and from licensing royalties. In the nine months ended May 31, 2006, we generated revenues of $101,174. In the nine months ended May 31, 2005, we generated revenues of $14,666. The increase in revenues is due mainly to one client, Andrew Corporation, for whom we are building satellite pedestal gearboxes. The revenues recorded pertain to milestones under our contract and represent 75% of the revenue of delivering a completed prototype to them.

COST OF ENGINEERING SERVICES. Our cost of engineering services consists of engineering fees and salaries attributable directly to project revenues. Our cost of engineering services in the nine months ended May 31, 2006, was $89,161. In the comparative period, we recorded no cost of engineering services as we were not in the business of manufacturing in the prior year.

AMORTIZATION AND DEPRECIATION. We record depreciation expense on our property, plant and equipment and amortization expense on our capitalized patents and trademark costs. In the nine months ended May 31, 2006, we recorded depreciation of $72,684. In the comparative period, we recorded depreciation expense of $60,587 for the nine months ended May 31, 2005. The increase in depreciation expense reflects depreciation associated with purchases of depreciable equipment over the past twelve months.

BUSINESS DEVELOPMENT. Business development expense reflects internal and external costs to market our business opportunity to existing clients and potential new clients. Business development expense includes: the salaries and benefits of our President and CEO and our Vice President of Business Development as well as fees paid to external consultants. Business development expense was $210,125 for the nine months ended May 31, 2006. Business development expense was $204,411 for the nine months ended May 31, 2005. The increase in business development expense pertains to the salaries paid to our new Vice President of Business Development who began work on January 1, 2006.

CORPORATE FINANCE. Corporate finance expense reflects costs associated with fees paid to maintain the corporate finance function of our company. These fees are paid to our CFO who oversees accounting, auditing, and regulatory reporting functions, as well as to investment bankers who perform fund-raising and capital market advisory services to our company. Corporate finance expense was $177,938 for the nine months ended May 31, 2006. Corporate finance expense was $81,055 for the nine months ended May 31, 2005. The increase in corporate finance expense pertains to increased fees to investment bankers for fund-raising and advisory services.

GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of clerical and administrative salaries and benefits, office rents, office supplies, telephone and telecommunications expenses, courier and other general costs not attributable directly to other Income Statement line items. Our general and administrative expenses were $72,304 for the nine months ended May 31, 2006. Our general and administrative expenses were $83,036 for the nine months ended May 31, 2005. The decrease in general and administrative expense pertains to the elimination of one of our administrative personnel in April 2005.

INVESTOR RELATIONS. Our investor relations expense consists primarily of external consulting fees and associated communications costs to increase investors’ awareness of our Company. Investor relations expenses were $65,634 for the nine months ended May 31, 2006. In the comparative period, investor relations expenses were $251,879 for the nine months ended May 31, 2005. The decrease in investor relations expense is due to a significant reduction in discretionary spending on external investor consulting firms in the current year.

LISTING AND FILING FEES. Our listing and filing fees expense consists primarily of external consulting fees and associated communications costs to convert our regulatory filings into Edgar filing format. Listing and filing fees expenses were $14,062 for the nine months ended May 31, 2006. In the comparative period, listing and filing fees were $5,066 for the nine months ended May 31, 2005. The increase pertains to a number of state filing fees for a financing which concluded in March 2006.

PROFESSIONAL FEES. Our professional fees expense consists primarily of external consulting fees associated with our auditors and our US and Canadian corporate and securities counsel. Professional fees expense was $96,413 for the nine months ended May 31, 2006. In the comparative period, professional fees expense was $53,520 for the nine months ended May 31, 2005. The increase in professional fees expense over the prior year is associated with legal fees in concluding a licensing agreement with Magna Powertrain in December 2005, and securities attorney fees related to our financing which closed in March 2006.

RENT. Our rent expense consists primarily of an office premises lease and associated variable costs such as property taxes, maintenance, and costs passed on to us regarding our lease agreement. Rent expense was $59,934 for the nine months ended May 31, 2006. In the comparative period, we recorded rent expense of $53,520 for the nine months ended May 31, 2005. The increase in rent expense pertains to an unfavorable change in foreign currency rates in Canada vis-à-vis their US equivalent, and an increase in maintenance and utilities costs between the past period and the present period.

RESEARCH AND DEVELOPMENT. Research and development expense reflects internal and external costs to develop our technology including the salaries of our engineers, fees paid to external consultants, and materials and supplies consumed by our research and development department in advancing our core intellectual property. Research and development expense was $397,900 for the nine months ended May 31, 2006. In the comparative period, we recorded research and development expense of $447,843 for the nine months ended May 31, 2005. The decrease in research and development expense pertains to the utilization of our engineering team on client projects and the allocation of their costs towards “cost of engineering services” rather than in research and development expenses.

TRAVEL AND RELATED. Travel and related expense includes all of our travel costs associated with travel including travel for business development, research and development, and corporate finance. Included in travel are the costs of flights, trains, automotive rentals, accommodations, meals and other associated travel costs. Travel and related expense was $34,493 for the nine months ended May 31, 2006. In the comparative period, we recorded travel and related expense of $60,193. The decrease in expense is associated with reduced travel arrangements during the period ended May 31, 2005, as our engineers spent less time traveling and more time working in our Coquitlam facility focused on client prototype assembly and testing.

INTEREST EXPENSE. Interest expense includes all of our interest costs associated with financing our company with interest bearing promissory notes. Interest expense was $59,398 for the nine months ended May 31, 2006. In the comparative period, we recorded interest expense of $ 0. The increase in interest expense is associated with a $1,200,000 private placement of 10% promissory notes that closed in March 2006.

Three Month Period Ended May 31, 2006 compared to Three Month Period Ended May 31, 2005

Operating Results

REVENUES. Revenues are generated from the provision of engineering services and from licensing royalties. In the three months ended May 31, 2006, we generated revenues of $17,353. In the three months ended May 31, 2005, we generated revenues of $11,567. The increase in revenues is due to two small clients for whom we designed robotic and prosthetic gears. The revenues recorded pertain to milestones under our development agreements and revenue associated with delivering gear design solutions to them.

COST OF ENGINEERING SERVICES. Our cost of engineering services consists of engineering fees and salaries attributable directly to project revenues. Our cost of engineering services in the three months ended May 31, 2006, was $8,785. In the comparative period, in the three months ended May 31, 2005, we recorded no cost of engineering services as we were not in the business of manufacturing in the prior year.

AMORTIZATION AND DEPRECIATION. We record depreciation expense on our property and equipment and amortization expense on our capitalized patents and trademark costs. In the three months ended May 31, 2006, we recorded depreciation of $25,763. In the comparative period, in the three months ended May 31, 2005, we recorded amortization and depreciation expense of $21,090. The increase in depreciation expense reflects depreciation associated with additional purchases of depreciable equipment. At May 31, 2006, we had depreciable property and equipment recorded with an historical cost of $292,352 (May 31, 2005 - $235,299).

BUSINESS DEVELOPMENT. Business development expense reflects internal and external costs to market our business opportunity to existing clients and potential new clients. Business development expense includes: the salaries and benefits of our President and CEO and our Vice President of Business Development as well and fees paid to external consultants. Business development expense was $84,421 for the three months ended May 31, 2006. Business development expense was $67,844 for the three months ended May 31, 2005. The increase in business development expense pertains to the hiring of a full time VP Business Development who began work on January 1, 2006.

CORPORATE FINANCE. Corporate finance expense reflects costs associated with fees paid to maintain the corporate finance function of our company. These fees are paid to our CFO who oversees accounting, auditing, and regulatory reporting functions, as well as external investment bankers who perform fund-raising and capital market advisory services for our company. Corporate finance expense was $104,435 for the three months ended May 31, 2006. Corporate finance expense was $32,255 for the three months ended May 31, 2005. The increase in corporate finance expense pertains to increased fees to investment bankers for fund-raising and capital market advisory services.

GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of clerical and administrative salaries and benefits, office rents, office supplies, telephone and telecommunications expenses, courier and other general costs not attributable directly to other Income Statement line items. Our general and administrative expenses were $23,464 for the three months ended May 31, 2006. Our general and administrative expenses were $20,041 for the three months ended May 31, 2005. The increase in general and administrative expense pertains to additional office supplies and administrative support related to increased commercial activities relative to the same period in the prior year.

INVESTOR RELATIONS. Our investor relations expense consists primarily of external consulting fees and associated communications costs to increase investors’ awareness of our Company. Investor relations expenses were $32,250 for the three months ended May 31, 2006. In the comparative period, investor relations expenses were $85,402 for the three months ended May 31, 2005. The decrease in investor relations expense is due to a significant reduction in discretionary spending on external investor consulting firms in the current year.

LISTING AND FILING FEES. Our listing and filing fees expense consists primarily of external consulting fees and associated communications costs to convert our regulatory filings into Edgar filing format as well as State filing fees. Listing and filing fees expenses were $8,530 for the three months ended May 31, 2006. In the comparative period, for the three months ended May 31, 2005, listing and filing fees expenses were $1,227. The increase in listing and filing fees expense pertains to additional State filings associated with our private placement which closed in March 2006, as well as fees associated with transferring our State agent in May 2006.

PROFESSIONAL FEES. Our professional fees expense consists primarily of external consulting fees associated with our auditors and our US and Canadian corporate and securities counsel. Professional fees expense was $49,427 for the three months ended May 31, 2006. In the comparative period, we recorded professional fees expense of $21,733 for the three months ended May 31, 2005. The increase in listing and filing fees expense pertains to additional US and Canadian securities attorney support associated with our private placement which closed in March 2006.

RENT. Our rent expense consists primarily of an office premises lease and associated variable costs such as property taxes, maintenance, and costs passed on to us regarding our lease agreement. Rent expense was $19,402 for the three months ended May 31, 2006. In the comparative period, we recorded rent expense of $16,969 for the three months ended May 31, 2005. The increase in rent expense pertains to an unfavorable change in foreign currency rates in Canada vis-à-vis their US equivalent, plus a small increase in maintenance costs between the past period and the present period.

RESEARCH AND DEVELOPMENT. Research and development expense reflects internal and external costs to develop our technology including the salaries of our engineers, fees paid to external consultants, and materials and supplies consumed by our research and development department in advancing our core intellectual property. Research and development expense was $200,521 for the three months ended May 31, 2006. In the comparative period, we recorded research and development expense of $173,192 for the three months ended May 31, 2005. The increase in research and development expense pertains to additional costs incurred by our engineering team on a client project which could not be billed to our client in the period, and the reflection of these costs in research and development rather than in work in progress inventory.

TRAVEL AND RELATED. Travel and related expense includes all of our travel costs associated with business development, research and development, and Corporate Finance. Included in travel are the costs of flights, trains, automotive rentals, accommodations, meals and other associated travel costs. Travel and related expense was $11,079 for the three months ended May 31, 2006. In the comparative period, for the three months ended May 31, 2005, we recorded travel and related expense of $30,329. The decrease in expense is associated with reduced travel arrangements during the period ended May 31, 2005, as our engineers spent less time traveling and more time working in our premises on a client’s prototype project, as well as management not incurring any expenses for travel abroad for investor relations purposes in the past three months.

INTEREST EXPENSE. Interest expense includes all of our interest costs associated with financing our company with interest bearing promissory notes. Interest expense was $59,398 for the three months ended May 31, 2006. In the comparative period, we recorded interest expense of $ 0. The increase in interest expense is associated with a $1,200,000 private placement of 10% promissory notes that closed in March 2006.

Liquidity and Capital Resources

At May 31, 2006, our total cash was $466,057, and our working capital deficiency was $736,782, and our stockholders’ deficiency was $343,594. Since inception, we have incurred cumulative losses of $4,661,387. On March 6, 2006, and March 13, 2006 we completed a private placement of Units consisting of 10% convertible notes and warrants that resulted in gross proceeds of $1,200,000 ($1,045,671 net of issuance costs of $154,329). The notes are convertible into common stock at a conversion price of $0.50 per share and the warrants are exercisable into 2,400,000 shares of common stock, at an exercise price of $0.59.

As at May 31, 2006, our current working capital is expected to be sufficient to satisfy our operating requirements for approximately six months. Our ability to satisfy projected working capital requirements is dependent upon our ability to secure additional funding through public or private sales of securities, including equity securities. There is no assurance that we will secure the necessary capital on terms acceptable to us. If we are unable to raise additional capital when needed, this could have a material adverse affect on us, including possibly requiring us to curtail or cease our operations.

In the nine months ended May 31, 2006, our operations consumed $1,199,588. In arriving at our net cash consumed in operations, our net loss of $1,222,800 was partially reduced by depreciation of $72,684, also reduced by $109,838 of various non-cash expenses, and deferred non-cash interest expenses of $59,397. In arriving at our net cash consumed in operations, our net loss was increased by the $16,103 non-cash gain on disposal of assets, and by $202,604 of cash consumed in our operating assets and liabilities, resulting in net cash used in operations of $1,991,588 for the nine months ended May 31, 2006.

In the nine months ended May 31, 2006, we received $18,546 in proceeds on disposal of equipment, and spent a further $56,515 on new furniture, machinery and equipment, for a net cash consumed in investing activities of $37,969.

We received a private placement of $300,000 ($276,000 net of associated fees) in October 2005 related to the investment of one non-US investor for investment purposes. On March 6, 2006, and March 13, 2006, we received private placements totaling $1,200,000 ($1,045,671 net of associated fees) from 25 US investor and one non-US investors for investment purposes.

Net cash generated (consumed) in the nine months ended May 31, 2006 was $94,443 (2005 - $374,894), leaving a balance of cash on hand at May 31, 2006 of $466,057.

Marketing Plan and Engineering Progress

We have developed a marketing plan for vertical, industry-specific applications of the proprietary Ikona Gearing System for applications which capitalize on the unique high torque and low weight attributes of the Ikona Gearing System, including but not limited to the following:

Vertical Market	Client	Progress Update (All references to quarters are fiscal quarters)
Medical Equipment	Aircast Inc./Mayo Clinic.	Designed application, entered into
Licence Agreement in Feb. 2004,
currently receiving licensing
royalties.
New World Associates (application designer)
	(for a Medical prosthetic supplier)	Entered into Letter of Intent in Q3-2006,
designed application, received fees,
implemented and in testing

Automotive	MAGNA Drivetrain AG & Co KG	Entered into a master Licence
Agreement on December 15, 2005,
anticipate first exclusive
application not later than August
31, 2006.

Military equipment	Andrew Corporation	Manufactured first unit in Q2 and
Q3 of 2006, manufacturing 4 units
in Q3/Q4 of 2006.

	European Military Vehicle Supplier	Presented conceptual design in Q3-2006
In progress - Engineering
feasibility studies

Aviation	Pratt & Whitney	In progress - Engineering
feasibility studies

Robotics and high precision
Machinery	Universal Robotics ApS	Designed in Q3-2006, received
engineering design fees in Q3-2006
Presently in testing

Oil and Gas technologies	MiVa Engineering	Received order, in design
Deliverable in Q4 of 2006

	Major engine manufacturer	Conceptual design, negotiating
integration of transmission for
mud pumps

	Major pipeline transmission company	Conceptual design and quote
for pump-trimming technology
Engineering feasibility studies

High torque industrial machinery	Riverside Forest Products	In progress – designed, modified
and in testing.

	Paccar Winch Division	In progress - Engineering
feasibility study, negotiating.

	Alpha Gear, Germany	Conceptual presentations for
industrial gear-head design
In progress - Engineering
feasibility studies

Alternate energy	StarRotor Corporation	In progress – designed, fabricated,
and in testing

In addition to the above projects, we also entered into an indirect selling relationship with Bronte Engineering Technologies Ltd. to leverage their European sales relationships and to give them access to Ikona engineering resources and Ikona patented technologies. The European Military Vehicle Supplier listed above was introduced to Ikona by Bronte Engineering Technologies Ltd.

We also launched six new gearing products for the oil and gas industry at the Global Petroleum Oil Show. The Global Petroleum Show 2006 (GPS) held in Calgary, Alberta, Canada is the most significant petroleum event anywhere in the world. As a result of our hosting a booth at the show, we have been approached for a number of formal quotes for products ranging from mud-pumps to drawworks.

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

Other Engineering Progress and Implications for our Business Model

Our marketing and engineering efforts thus far have led us to conclude that though the Ikona Gear is of interest to manufacturers of engineering product applications, we are likely to experience delays in adopting the new technology unless we have the engineering design and manufacturing resources available to develop and sell a prototype to a prospective client. For this reason we have recruited new engineering personnel with product design and manufacturing experience to help accelerate the adoption of our technology. We have experienced a significant success with one client in the defense sector, designing and developing a prototype for a portable military satellite pedestal with an Ikona gearbox to enable the automated rotation and tilting of a 2.4 meter antenna. Although we will continue to offer clients an ability to license our gear technology, we believe that the change in our business model will lead to accelerated technology adoptions and higher near term revenues by our offering of prototyping and product design, as well as manufacturing services.

Even though we have concluded of a Licensing Agreement with Magna, we will only be able to calculate our royalties as they determine which automotive applications they wish to designate as exclusive under our agreement with them, and as we come to learn of the size of order their clients place with Magna in the coming years.

Item 3 Controls and Procedures

As of the end of our fiscal quarter ended May 31, 2006, an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a – 15(e) and 15d – 15(e) of the United States Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, the CEO and CFO have concluded that as of the end of the fiscal quarter, our disclosure controls and procedures are effective: (i) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

There was no change in our internal control over financial reporting during the quarter ended May 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1 Legal Proceedings:

None.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds:

Please refer to our Form 8-K, filed with the SEC on March 16, 2006.

Item 3 Defaults upon Senior Securities:

None.

Item 4 Submission of Matters to a Vote of Security Holders:

None.

Item 5 Other Information:

As of March 13, 2006, a wholly-owned subsidiary, Ikona Gear Corp., a British Columbia Corporation changed its name to Ikona Industries Corporation.

Item 6 Exhibits

Exhibit Number	Exhibit Description

4.1	Form of Subscription Agreement, incorporated by reference to Exhibit 4.1 to the registrant's Form 8-K filed with the SEC on March 16, 2006 (file 000-49664).

4.2	Form of Warrant, incorporated by reference to Exhibit 4.2 to the registrant's Form 8-K filed with the SEC on March 16, 2006 (file 000-49664).

4.3	Form of Promissory Note, incorporated by r reference to Exhibit 4.3 to the registrant's Form 8-K filed with the SEC on March 16, 2006 (file 000-49664).

31.1
Certification of Principal Executive Officer, Laith I. Nosh, Chief Executive Officer, President and Chairman of the Board of Directors, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer, Raymond L. Polman, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certifications of Laith I. Nosh, Chief Executive Officer, President and Chairman of the Board of Directors, and Raymond L. Polman, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKONA GEAR INTERNATIONAL, INC.

By:	/s/ Laith Nosh	By:	/s/ Raymond L. Polman
Laith Nosh, President & CEO		Raymond L. Polman, CA, CFO
Date: July 12, 2006		(Principal Financial and Accounting Officer)
Date: July 12, 2006