Form 10KSB
period 2006-08-31
IKONA GEAR INTERNATIONAL INC
filed 2006-12-20
CIK 1130809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-49664

IKONA GEAR INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Nevada	88-0474903
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1650 Brigantine Drive, Unit #100
Coquitlam, British Columbia
Canada, V3K 7B5
(Address of principal executive offices)

604-523-5500
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.00001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [   ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

The issuer’s revenues for its most recent fiscal year were: $464,213

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on December 12, 2006 was $16,442,589.

As of December 12, 2006, there were 28,349,292 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

IKONA GEAR INTERNATIONAL, INC.

PART I

Item 1. Description of Business

Forward Looking Statements

          This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (which is codified in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933). When we use the words, “anticipate,” “assume,” “estimate,” “project,” “intend,” “expect,” “plan,” “believe,” “should,” “likely” and similar expressions, we are making forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements about our beliefs, assumptions, estimates or plans regarding the following topics: our estimated future capital expenditures; our belief that our working capital will be sufficient to meet our operating requirements for the next 4 months; our belief about the potential litigation on our business, our revenue; our business and licensing strategy; our product development costs; our business development costs; our staffing levels. These forward-looking statements, wherever they occur in this report, are estimates reflecting the best judgment of the senior management of Ikona. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. Except as required by law, we do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. All subsequent forward-looking statements attributable to Ikona or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this report. Because forward-looking statements involve future risks and uncertainties, actual results could differ materially from those expressed or implied. Such risks and uncertainties include but are not limited to risks and uncertainties as a result of factors including:

  the general volatility of the capital markets and the establishment of a market for our shares, our ability to raise capital on favorable terms, necessary to sustain our anticipated operations and implement our proposed business plan, our ability to generate sufficient cash to pay our creditors, our dependence on the efforts and abilities of our current employees and executive officers, our ability to employ and retain qualified management and employees, general market, business, and industry conditions,
  failure of our products to generate revenue or obtain customer acceptance, changes in currency exchange rates, or interest rates,
  our ability to implement our proposed business plan,
  changes in government regulations that are applicable to our anticipated business, availability of labor or materials or increases in their costs, adverse weather conditions and natural disasters,
  competitive conditions in the gear design and manufacturing industry, including product and pricing pressures, the introduction of new gear technologies by our competitors that may have advantages over our planned products and may make our planned products less attractive to our potential customers, disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political events, the risks inherent in litigation,
  misjudgments in the course of preparing forward-looking statements, and additional risks and uncertainties, many of which are beyond our control, referred to in our other SEC filings.

General

          Ikona Gear International, Inc. (previously Oban Mining, Inc.) (“Ikona” or the “Company”) is commercializing proprietary patented gearing technology (the "Ikona Gearing System"). The Ikona Gearing System utilizes a proprietary, patented tooth shape which enables gears to be smaller, lighter, stronger and more energy efficient than conventional planetary gears. The Ikona Gearing Systems allows what we believe to be the highest single stage reduction ratio, zero backlash gear currently available on the market. In high-ratio applications, the Ikona Gearing System can replace multiple stage planetary gearing systems with a single stage reduction ratio, and is thus more cost effective to manufacture.

          Our goal is to penetrate the key target markets of oil & gas, automotive, defense and industrial power transmission, where the Ikona Gearing System delivers superior value over incumbent technology. Our business strategy is twofold:

1.	incorporate our intellectual property and designs into our own engineered power train products; and,
2.	license our core intellectual property into our lead customer’s products, leveraging their manufacturing and development capabilities.

          Our business strategy is based on enabling key innovators (lead customers/ integrators) in our target markets. Ikona will work to establish strategic partnerships with these key innovators, enabling application development around our power train products and the delivery of superior products to end users in the target markets.

          Our current product offerings include innovative proprietary products for various applications where transmission of mechanical power is being accomplished with the help of geared equipment.

          In the automotive industry, the Ikona Gear technology is being currently licensed by Magna Drivetrain AG & Company KG (“Magna”), a subsidiary of Magna International Inc., for their new electric parking brake actuator. Magna has forecasted that sales of its new product will start during 2007 and ramp up in the following years, which translates into a stream of revenue for Ikona, based on a licensing agreement signed in December 2005.

          Over the past 6 months, Ikona has introduced seven products designated for various applications in the oil & gas machinery field. These products offer a wide array of new features, currently not offered by other products sold to this market. Our products enable drilling systems and equipment manufacturers to build more efficient, lightweight, compact systems and equipment, thus enhancing the value they provide to the end users, the drilling rig operators.

          Our relationship with a tier one US defense contractor has moved into the second stage of the development and introduction of a new satellite antenna pedestal, which incorporates Ikona Gear as the enabling technology for achieving high performance in satellite tracking systems. We foresee moving into pre-production phase during the third quarter of 2007.

          Ikona is continuing the development and implementation of our proprietary continuously variable transmission (“CVT”) technology into new applications in the automotive and industrial markets, building on existing relationships with industry leaders and actively pursuing new development partners in vertically integrated markets.

          Our sales channels are both direct and indirect through a number of industry specific resellers. Ikona is actively pursuing agreements with established industry leaders in representing and commercializing Ikona’s products and engineering capabilities to their local and international markets.

          Ikona has been implementing our outsourced manufacturing strategy since the last quarter of 2005. Our North-American, European and international supply chain has been developed to include established industry manufacturers of gearing and gearing components, able to provide the high level of quality and performance required by our proprietary product designs. Building on previous experience, relationships and industry knowledge of our supply chain managers, Ikona was able to build, in a very short time, an impressive outsourced manufacturing structure that recently produced 2 prototype 3,500Hp transmissions for Schlumberger Inc. within a record lead time of 9 weeks, against a standard industry delivery time of 14 weeks.

          We maintain our principal engineering offices at 1650 Brigantine Drive, Unit #100, Coquitlam, BC, Canada, V3K 7B5. Our engineering office telephone number is (604) 523-5500. Our US offices for Ikona Gear International, Inc. and Ikona Gear USA, Inc. are located at 101 Convention Center Dr., Suite 700, Las Vegas, NV 89109, Tel 1-888-644-5662. Our internet website is located at www.ikona.ca .

HISTORY OF THE IKONA GEAR SYSTEM

           The Ikona gear design was originally developed by Ukrainian scientists working in the former USSR for the purpose of reducing the weight of an attack helicopter known as the MIL MI-28 Havoc, a long-range Russian military helicopter. In September 1993, Laith Nosh, our president and founder traveled to Dnepropetrovsk, Ukraine on a trade mission to acquire technology developed by the USSR military. There, Mr. Nosh met with Boris A.Koriakov-Savoysky, Igor V. Aleksahin, and Ivan P. Vlasov, the inventors of the new gear design technology. During 1993, Mr. Nosh collaborated with the Ukrainian inventors and in mid-1994 acquired the rights to the technology from its inventors.

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

          Dr. Colbourne then assisted Mr. Nosh with recruiting gear specialists in 2001, and Ikona Gear USA (previously Ikona Gear International, Inc.) (“Ikona USA) was incorporated in August 2001 to carry on the business in the US and Canada. The US patents were originally filed by Ikona Gears Limited, Nicosia, Cyprus (a prior owner of the technology rights), and were transferred by Mr. Nosh to Diversified Sciences Limited (an Alberta corporation) in 1997 (“Diversified”). Diversified completed the patents for Europe and Canada, and subsequently transferred the patents to Ikona USA in August 2001, just after the company was incorporated.

HISTORY OF OUR COMPANY

          Ikona was incorporated in the state of Nevada on September 20, 2000. From our incorporation until October 2003, we pursued our business as a mineral resource exploration company from Vancouver, Canada, which was ultimately unsuccessful and abandoned.

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

          On October 31, 2003, we incorporated a wholly-owned subsidiary, Ikona Gear Corp. (“Ikona Gear”), a British Columbia Corporation. On March 13, 2006, Ikona Gear changed its name to Ikona Industries Corporation (“IIC”). The audited consolidated statements of operations, stockholders' equity (deficiency) and cash flows of the Company prior to October 30, 2003, are those of Ikona USA. The Company's consolidated date of incorporation is considered to be August 16, 2001, the date of inception of Ikona USA. Following the acquisition, we changed our name from Oban Mining, Inc. to Ikona Gear International, Inc.

          We are now focusing on commercializing and further developing Ikona's patented gear technology, the Ikona Gearing System. Today, our Company comprises a series of corporations organized in a multi-tiered arrangement depicted in the following schematic:

          The functions and relationships of these entities to one another can be summarized as follows:

          Ikona is a corporation incorporated in Nevada and quoted on the OTC Bulletin Board (“OTCBB”) under the ticker symbol IKGI. We are also listed and trading in the Regulated Unofficial Market on the Frankfurt Stock Exchange under the ticker symbol IG2 and on the Berlin Stock Exchange under the ticker symbol A0BLY1.

          Ikona is based in Coquitlam, a suburb of the Greater Vancouver Metropolitan Area (“GVMA”), British Columbia, and is primarily involved in capital formation, investor relations and head office and executive office administration. We have two wholly-owned subsidiaries:

*	Ikona Gear USA, Inc., incorporated in Nevada, is a non-operating entity holding all intellectual property owned by the Ikona group of companies and was formed on August 16, 2001.

*

Ikona Industries Corporation, incorporated in British Columbia, Canada, was formed on October 31, 2003. This company is currently carrying out the operations of the Ikona group of companies, consisting of gear engineering design services, manufacturing, and licensing of patented gearing intellectual property.

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

          The Ikona Gearing System improves significantly upon the shortcomings of the planetary gear (i.e. gear backlash and low ratios of contact between gear teeth), and as a result, the Ikona Gearing System has technical advantages over other types of gear systems presently being used (e.g. worm gears). The Ikona Gearing System has generally a higher contact ratio than conventional planetary gears. In addition, the contact ratio increases as the gearing reduction ratio increases. As a result, in high torque applications (with a high gearing reduction ratio) the Ikona Gear System can maintain several times more teeth in contact than a conventional planetary gear. As a result it is possible to reduce the overall size of the gear and maintain the same strength and reliability of a gear system several times the size of a comparable Ikona Gearing System.

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

*

Zero backlash - backlash can be thought of as the movement of one gear while the mating gear is held stationary. This freedom of movement implies imprecision (e.g. putting a car's transmission into park still allows the vehicle to roll a few inches before reaching a complete stop). With present involute technology, zero backlash is only realized using a gear reducer with very tight tolerances. These tight tolerances are expensive and the result is still not absolutely zero backlash. With the Ikona Gearing System, zero backlash is theoretically inherent in the design of the tooth form. Absolutely zero backlash is not practical as it impedes the assembly process of a gearing system. The Ikona Gearing System has the lowest backlash presently available in current gear design and manufacture. Robotics is an ideal application for the Ikona Gearing System due to the necessity of extreme precision.

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

          It was brought to our attention in meetings with a potential client Magna Advanced Technologies in 2005 that we had omitted a filing with the US patent office of all material correspondences with the European patent office during the application period for the US patent.

          We had our patent attorneys conduct an independent review in which this assertion was confirmed. In particular, we had received a patent search report from the European patent office on November 23, 1995, that indicated an existing relevant patent (GB, A, 1 101 522 issued on 31 January 1966) which was interpreted as similar to the patent we filed with the European patent office. As we subsequently convinced the European patent office as to why our patent was unique and dissimilar to the pre-existing patent GB, A, 1 101 522, we neglected to bring this correspondence with the European patent office to the attention of the US patent office. Regardless, whether or not the correspondence occurred and did not impair our ability to file a European patent convention treaty, it is possible that through a strict interpretation of our responsibilities under US patent law that management had a responsibility to disclose to the US patent office the European search report and its findings, and our subsequent response and our successful conclusion in achieving a European patent convention treaty.

          We have been advised that a resolution to this omission is possible through requesting a re-examination of our US patent, a process that could take two years to complete. We were also advised that it is difficult to forecast the outcome of a reexamination procedure if we requested one, and since we cannot be assured that the outcome would be favorable to our company, we have not requested one. We are uncertain as to the effect, if any, that this matter will have on our US patent rights.

Jurisdiction/	Patent/Appln No.			Assigned
Title		Issue Date	Applicant	To	Expiry Date

USA/	5,505,688	April 9, 1996	Ikona Gears Limited	Ikona Gear	November 11,
Gear system			(Nicosia, CY)	USA, Inc.	2015

Canada/	2,129,188	September 7,	Ikona Gears Limited	Ikona Gear	July 29, 2014
Gear system		1999	& Ikona Inc.	USA, Inc.

Europe/	0770192	November 11,	Ikona Gears Limited	Ikona Gear	July 26, 2015
Gear system		1998	& Ikona Inc.	USA, Inc.

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

Other Intellectual Property

          Our Company has registered the domain name www.ikona.ca.

Limitations of Intellectual Property Protection

          The Ikona trademark and domain name play an important role in expanding the awareness of our technology on the Internet and in developing partnerships between those who use the Internet to retrieve information and many providers of products and services available on the Internet. We have applied for Canadian registration of Ikona trademarks and we have registered our domain name in an effort to protect them, our efforts may be inadequate to prevent others from claiming violations of our marks and may be inadequate to protect our use of those names as unique. In addition, trademark protection and the uncertainty surrounding the legal protections of domain names may be unenforceable or limited in other countries, and the global nature of the Internet makes it impossible to control the ultimate destination of our Company's communications. The regulation of web addresses in the US and in foreign countries is subject to change. As a result, we may not be able to maintain our domain name in the future. Furthermore, the relationship between regulations governing such domain names and the laws protecting trademarks is unsettled.

Competition

          Ikona's Gearing System is based on a design similar to the cycloidal drive system, originally developed in Japan and now manufactured by a number of large Japanese companies. We have identified the following five competing companies as those with technology most comparable to the Ikona Gearing System. We believe the Ikona Gearing System is technologically superior to technologies marketed by these companies. However, as these companies have the legacy of lengthy historical operations and well established reputations, it is our challenge to continue to establish Ikona as a company and to prove the importance of the superior technological characteristics of the Ikona Gearing System, including low weight, high strength, near-zero backlash and reduced friction and wear.

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

          SEW-Eurodrive (“SEW”) - has focused on the following five technologies: gear reducers, adjustable speed drives, electric motors, brakes, and electronic controls. SEW-Eurodrive has grown during the past 65 years in drive technology, with more than 38,000 employees in 142 countries and sales in excess of DM1.9 billion ($880 million).

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

          Harmonic Drive Technologies (“Harmonic”) - is a leading manufacturer of precision gearing systems, gearboxes, servo actuators and custom assemblies based on the unique principle of harmonic drive. It is also an importer of heavy-duty precision gear and servo actuator systems based on the cycloidal gear system.

Fairfield Manufacturing Company, Inc. (“Fairfield”) – is a manufacturer of custom gears, gear sets and transmission assemblies. Services also include design engineering, heat treating, and testing. Fairfield has over 1,300 employees with a 600,000 square foot manufacturing space.

Research and Development

          We charge research and development expenditures to operations as expended. In the two years ended August 31, 2005, and 2006, our expenditures on research and development were $581,540, and $584,440, respectively.

Employees and Consultants

          At December 12, 2006, we had 15 full-time employees.

Item 2. Description of Property

          As of August 31, 2006, we occupied our premises at 1850 Hartley Avenue, Unit #1, Coquitlam, BC V3K 7A1, under a three-year operating lease requiring monthly rent of $4,875, expiring on August 31, 2007. The lease for our premises, consisting of executive offices and research and development area, at 1850 Hartley Avenue, Unit#1, Coquitlam, BC, Canada, commenced on August 1, 2004. In September 2006, the Company entered into a premises sublease for office and workshop facilities for a period of 42 months commencing December 1, 2006. The premises lease commits the Company to a net annual rental expense of $131,000 in 2007, $132,600 in 2008, $134,600 in 2009 and additional annual operating costs estimated at $40,016 for a period of 42 months ending May 29, 2010. We are currently looking to sublease our old premises.

Item 3. Legal Proceedings

          As of December 12, 2006, there are no pending legal proceedings into which the Company is a party and we are not aware of any threatened legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

          None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

          Since December 5, 2003, our common stock has been quoted on the OTCBB under the symbol IKGI. The OTCBB has been the principal trading market for our shares. We are also listed on the Berlin and Frankfurt stock exchanges, although our trading on such exchanges has been random and sporadic.

          The following table sets forth the high and low prices for our common stock on the OTCBB for each quarter since August 31, 2004. The prices presented below are bid and ask prices which represented prices between broker-dealers and do not include retail markups and markdowns or any commission to the broker. The prices do not necessarily reflect actual transactions.

	Common Stock
Quarter Ended	Low	High
August 31, 2004	0.80	1.50
November 30, 2004	0.62	1.55
February 28, 2005	0.45	1.11
May 31, 2005	0.73	0.75

August 31, 2005	0.54	0.72
November 30, 2005	0.45	0.90
February 28, 2006	0.46	0.63
May 31, 2006	0.49	0.65
August 31, 2006	0.27	0.54

Holders

          As of December 12, 2006, we had approximately 110 shareholders of record. This does not include shareholders who held stock in accounts at broker or dealers.

Dividends

          We have never declared or paid cash dividends on our common stock. We currently intend to retain all future earnings, if any, to fund the operation of our business, and, therefore, do not at this time anticipate paying dividends in the foreseeable future. Future cash dividends, if any, will be determined by our board of directors, based upon such factors as our historical and projected earnings, our working capital surplus and anticipated demands for capital expenditures.

Recent Sales of Unregistered Securities.

1.           In October 2003, we completed a private placement of 314,000 shares of common stock at $0.50 per share for total proceeds of $157,000. The issuance was to a total of one investor who acquired the securities in an offshore transaction pursuant to Regulation S (“Reg S”) under the Securities Act (“Securities Act”). The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exclusion set forth in Reg S there under.

2.           In October 2003, we completed the acquisition of Ikona. As consideration for all of the common shares of Ikona, we issued 15,041,633 common shares to the stockholders of the Company. The issuance was to a total of 59 investors who acquired the securities in offshore transactions pursuant to Reg S under the Securities Act. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exclusion set forth in Reg S there under.

3.           In January 2004, we completed a private placement consisting of 290,000 shares of common stock at a price of $0.50 per share for gross proceeds of $145,000. The issuance was to a total of 11 investors who acquired the securities in offshore transactions pursuant to Reg S under the Securities Act. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exclusion set forth in Reg S there under.

4.           From February to April 2004, we completed a private placement consisting of 2,384,026 units at a price of $0.75 per unit for gross proceeds of $1,788,020 Each unit consisted of one share of common stock and one-half of one non-transferable share purchase warrant whereby each whole warrant entitles the holder to acquire one additional share of common stock at a price of $3.00 per share for a period of one year. The issuance was to a total of 63 investors who acquired the securities in offshore transactions pursuant to Reg S under the Securities Act. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exclusion set forth in Reg S there under.

5.           From February to April 2004, we sold an aggregate of 54,000 units at a price of $0.75 per unit for gross proceeds of $40,500. Each unit consisted of one share of common stock and one-half warrant, each whole warrant exercisable to purchase one share of common stock at a price of $3.00 per share. The units were sold to two persons who qualified as "accredited investors" within the meaning of Rule 502(a) of Regulation D (“Reg D”). The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act and Reg D there under.

6.           In July 2004, we sold an aggregate of 6,666 units at a price of $0.75 per unit for gross proceeds of $5,000. Each unit consisted of one share of common stock and one-half warrant, each whole warrant exercisable to purchase one share of common stock at a price of $3.00 per share. The issuance was to one investor who acquired the securities in an offshore transaction pursuant to Reg S under the Securities Act. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Reg S there under.

7.           In March 2005, we sold an aggregate of 1,046,667 units at a price of $0.75 per unit for gross proceeds of $785,000. Each unit consisted of one share of common stock and one whole warrant, each whole warrant exercisable to purchase one share of common stock at a price of $1.00 per share, for a period of one year, after which each whole warrant is exercisable to purchase one share of common stock at a price of $1.40 per share, for a further period of one year. The issuance was to six investors who acquired the securities in offshore transactions pursuant to Reg S under the Securities Act. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Reg S there under.

8.           In October 2005, we sold an aggregate of 400,000 units at a price of $0.75 per unit for gross proceeds of $300,000. Each unit consisted of one share of common stock and one whole warrant, each whole warrant exercisable to purchase one share of common stock at a price of $1.00 per share, for a period of one year, after which each whole warrant is exercisable to purchase one share of common stock at a price of $1.40 per share, for a further period of one year. The issuance was to one investor who acquired the securities in an offshore transaction pursuant to Reg S under the Securities Act. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Reg S there under.

9.           In October 2005, we issued an aggregate of 10,000 shares at a price of $0.50 per share in settlement of accounts payable. The issuance was to one investor who acquired the securities in an offshore transaction pursuant to Reg S under the Securities Act. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Reg S there under.

10.          On March 3, 2006 and March 13, 2006, pursuant to subscription agreements, escrow was released on a private placement to an aggregate of 26 investors for an aggregate 2,400,000 units, and total gross proceeds of $1,200,000. Please refer to our Form 8-K, filed with the SEC on March 16, 2006.

11.          In May 2006, we issued an aggregate of 100,000 shares at a price of $0.58 per share in payment of business development fees. The issuance was to one investor who acquired the securities in an offshore transaction pursuant to Reg S under the Securities Act. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Reg S there under.

12.          In July 2006, we issued an aggregate of 500,000 shares at a price of $0.33 per share in payment of corporate finance fees. Each unit consisted of one share to one individual who acquired the securities pursuant to Reg D under the Securities Act. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Reg D there under.

13.          In December 2006, we issued an aggregate of 200,000 shares at a price of $0.35 per share pursuant to a termination agreement of an executive officer of the Company. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Reg D there under.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,400,000 -0- 4,400,000	$0.93 $0.00 $0.93	-0- -0- -0-
Equity compensation plans not approved by security holders(1)
Total

(1) Includes nonqualified options granted to directors.

Purchases of Equity Securities

          None.

Item 6. Management's Discussion and Analysis or Plan of Operations

Plan of Operations

          Our mission is to commercialize our proprietary patented gearing technology. The Ikona Gearing System utilizes a proprietary, newly designed, patented tooth shape which enables gears to be smaller, lighter, stronger and more energy efficient than conventional planetary gears. The Ikona Gearing System allows what we believe to be the highest single stage reduction ratio, zero backlash, gear currently available on the market. In high-ratio applications, the Ikona Gearing System can replace multiple stage gearing systems with a single stage reduction ratio, and is thus more cost effective to manufacture.

          In the next 12 months, we plan to continue the execution of our License Agreement for royalties with our current partner Magna and develop other similar potential customers for the use of our gear technology and our newly created CVT patents, in products in the automotive industry.

          In an effort to drive immediate revenue and speed time-to-market for commercial applications, we are selectively choosing high impact vertical markets on which to focus in-house application development. We are developing a revolutionary CVT based on our patented Ikona Gear Platform. Our development will enable a new generation of CVTs to be introduced into dozens of vertical markets including: aerospace, aviation, military equipment, oil and gas, alternative energy, and industrial transportation. The new Ikona CVT will boast significant size and weight reductions while improving performance and increasing efficiency, all while providing for an infinite number of gear ratios.

          Transmissions operate over a wide range of power conditions, such as low speed-high torque to high speed-low torque, as well as through a variety of gear ratios. The new Ikona CVT provides manufacturers with the technology to enjoy vast improvements including:

*	significant size and weight reductions in power transmissions from existing market solutions

*	Increased efficiency, allowing smaller engines to operate at broader optimum RPM ranges

*	Lower fuel consumption

*	More environmentally friendly

*	Scalable to high torque industrial applications.

*	Potential to replace expensive Variable Frequency Drives (“VFDs”) with low cost, low power electro-mechanical CVT drives

*	Decreased development and manufacturing costs

*	Higher quality transmission products with increased durability

          We have delivered two prototype gearboxes for use in the oil & gas applications to Schlumberger Inc. (“Schlumberger”) that generated revenue of $108,643 in September 2006. Schlumberger is currently preparing for completion and testing of their patented system incorporating Ikona’s proprietary products, expected to be completed by end of the fiscal year ended August 31, 2007. If successful, Schlumberger has indicated that production of this equipment will commence in 2007.

          We are currently completing the manufacturing, testing and sale of our proprietary design of mud pump drives and drawworks prototypes, which are scheduled to be delivered to our customers for field testing starting December 2006 through February of 2007. We have received interest in our oil & gas field machinery products from potential customers in Canada and the US.

          We are continuing the second development phase (“design and manufacturing of a “Beta Unit”) with a tier one US defense contractor. We will receive US$120,000 for the design, development and customization of a satellite antenna pedestal based on our patented gear technology platform, a process that we expect will take 18 to 20 weeks to complete. The successful completion of the second generation pedestal will provide the potential to moving into production of satellite antenna pedestals for government and military tactical applications.

          We will be continuing our engineering development activities while trying to secure joint development arrangements with gearing application providers who wish to incorporate the Ikona design into their applications. We also intend to secure partnering relationships with gear manufacturers who can manufacture gears under license from Ikona based on our design specifications. Our objective is to maintain our focus as a gear design specialist and engineering solution provider of patented gearing products, while delegating component fabrication to third parties and keeping final assembly and testing in house. The estimated cost of our product development program for the next twelve months is $200,000.

          To achieve these goals our business development team is pursuing potential customers in various industries. The projected budget for the next twelve months of business development activities is $632,000. Our planned marketing activities include spending additional funds on travel in order to meet prospective customers and joint development partners. We intend to promote Ikona technology to European and North American industry leaders through: participating in gear industry trade shows such as the Gear Expo, oil& gas industry shows; hybrid vehicle conferences; developing and refining joint development alliances and licensing agreements for existing and potential customers; developing alliances with gear manufacturers capable of manufacturing Ikona related products; and developing portable demonstration units. We anticipate our annual business development operating costs will increase from approximately $305,000 to approximately $632,000 over the next 12 months.

          We are developing a manufacturing team to manage and execute the orders for prototypes and products in various vertical markets. The projected budget for the next twelve months of manufacturing activities is $1.87 million. Our planned manufacturing activities include spending additional funds on tooling and miscellaneous shop expenses in order to scale up our manufacturing operations. We anticipate our annual manufacturing costs will increase from approximately $278,000 to approximately $1.87 million over the next twelve months.

          We have focused substantially all research and development over the past year on development of applications of our gearing technology in automotive, oil& gas and industrial sectors, the result being the patent application for products based on our Ikona CVT platform, sale of oil & gas prototype products and generation of revenue. We are developing new business opportunities to leverage our core intellectual properties in applications which we will manufacture into prototypes for our potential clients. Over the next 12 months we will be focusing our efforts on developing new prototypes for potential clients and on responding to anticipated requests for proposals. We anticipate this will result in royalty-producing operations from our patented gear-reducer technologies. We anticipate that we will expend approximately $591,000 on research and development over the12 months ending August 31, 2007.

          We have invested approximately $72,000 in capital equipment over the past twelve months. We expect to continue to purchase furniture and equipment in the next 12 months as we recruit new specialized engineers with requirements for specialized software, hardware and tools. We anticipate that we will need to further invest approximately $320,000 in capital equipment, consisting of approximately $267,000 in new manufacturing equipment, and approximately $53,000 in new engineering computers and software and associated new furniture for our new hires (engineers and technical salespeople), as we expect to add an additional 2 employees over the next 12 months.

          In general, we anticipate that staffing levels will continue to increase at a growth rate of approximately 17% per year. We presently have 15 employees and we expect to grow to seventeen employees within the next 12 months. These growth estimates are contingent on access to sufficient funding and our ability to recruit suitable candidates with requisite engineering academic qualifications and gear industry work experience.

          We anticipate that our administrative overhead levels will increase from approximately $108,000 per year to approximately $431,000 per year due to increased variable overheads associated with more staff and more commercial activities. We also anticipate that our investor relations activities for the next 12 months will cost approximately $156,000 as we attempt to create a market for our stock through a network of consultants and press agents.

          We anticipate our total cash requirements for the next twelve months will be approximately $1.87 million, of which we had $437,432 available at August 31, 2006. The balance of our cash requirements will need to be raised through additional financings. We estimate that an additional $1.43 million will be required to support our plan of operations over the next 12 months. We have no current arrangements with respect to sources of additional financing and there can be no assurance that additional financing will be available to us on commercially reasonable terms. The inability to obtain additional financing, when needed, would have a material adverse affect on us, including possibly requiring us to curtail our operations. To the extent that future financing involves the sale of our equity securities, our then existing stockholders, could be substantially diluted.

          We do not consider any specific accounting policies to be critical to the economic success of our business.

Critical Accounting Policies and Estimates

          There have been no significant changes to our critical accounting policies and estimates during the year ended August 31, 2006, compared to those disclosed in Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-KSB for the year ended August 31, 2006.

Off-Balance Sheet Arrangements

          We currently do not have any off-balance sheet arrangements which have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Operating and Financial Review and Prospects

          The following discussion and analysis of the financial condition and operating results of the Company for the two fiscal years ended August 31, 2006 and 2005, should be read in conjunction with the financial statements and related notes attached hereto. (See financial statements.)

          Our financial statements were prepared in conformity with generally accepted accounted principles in the US. They also comply, in all material respects, without requiring material adjustments, with the rules and regulations of the Securities and Exchange Commission (“SEC”).

          Our business is in the development stage and has limited revenues in its last two fiscal years. In the past, we have acquired necessary capital through the limited issuance of common shares. There is no assurance that this source of capital will continue to be available in future operating periods.

Operating Results

The following describes the fiscal year ended August 31, 2006 compared to fiscal year ended August 31, 2005.

REVENUES. Revenues are generated from licensing royalties and the provision of engineering services. In the years ended August 31, 2006 and 2005, we generated revenues of $464,213 and $15,886 respectively.

Royalties revenues of $186,462 in the year ended August 31, 2006 relate to:

  $6,249 in licensing royalties from Aircast Inc., compared to $5,463 in the year end August 31, 2005

  $180,213 from Magna, an Austrian corporation, pursuant to a license agreement dated December 15, 2005, compared to $nil in the year end August 31, 2005. On August 29, 2006, we received a “Designation Addendum” from Magna. Ikona and Magna have been party to a License Agreement since December 15, 2005, which permits Magna to designate its applications to include Ikona’s patented technology on an exclusive basis within the terms of the License Agreement by paying an associated up-front exclusivity fee of $180,213 (C$200,000) per designated Magna automotive application. Magna and Ikona have now executed a designation addendum for an application designated as the “Park Brake Actuator”, and Magna has paid the exclusivity fee of $180,213 to Ikona.

  Under terms of the License Agreement, Magna is licensing the patented Ikona gear technology platform for incorporation into automotive applications in passenger cars and light trucks, sports-utility vehicles, pick-up trucks, minivans, cross-utility and similar vehicles throughout North America and Europe. Magna has the right to designate its applications as exclusive on a per application basis, by paying an associated up-front exclusivity fee of $180,213 per designated Magna automotive application. Ikona is to receive royalties on a per application basis per unit basis for an undisclosed unit price for automotive applications developed and marketed by Magna.

  In November 2006, our patented gearing system was licensed for its first automotive application, an electric parking brake actuator. We believe the introduction of electric parking brakes is the first step toward fully electric braking and brake by wire applications in the automotive industry.

In the years ended August 31, 2006 and 2005, we generated engineering services revenues of $277,751 and $10,423 respectively. The increase pertains to completion of design, development and customization of a satellite antenna pedestal based on our patented gear technology platform.

COST OF ENGINEERING SERVICES. Our cost of engineering services consists of engineering fees and salaries attributable directly to project revenues. Our cost of engineering services in the year ended August 31, 2006, was $269,138. In the comparative period, we recorded no cost of engineering services as we were not in the business of manufacturing in the prior year.

AMORTIZATION AND DEPRECIATION. We record amortization expense on our capitalized patents and trademark costs and depreciation on our property, plant and equipment. In the years ended August 31, 2006 and 2005, we recorded depreciation and amortization expense of $96,172 and $83,067 respectively. The increase in expense reflects depreciation associated with $71,199 of depreciable equipment purchased in the current year.

BUSINESS DEVELOPMENT. Business development expense reflects internal and external costs to market our business opportunity to existing clients and potential new clients. Business development expense includes: the salaries and benefits of our president and our vice president of business development; and fees paid to external consultants for web design and web based marketing services. Business development expense was $304,579 and $278,476 respectively for the years ended August 31, 2006 and 2005. The increase in business development expense pertains to consultancy advisory agreement with Gulf Am Consulting Partners (“Gulf Am”) for the amount of $21,000, and $3,700 presentation fees for the Global Chinese Financial Forum 2006.

CORPORATE FINANCE. Corporate finance expense reflects costs associated with fees paid to maintain the corporate finance function within our company. These fees are paid to our former chief financial officer and external consultants who oversee accounting, auditing, fund raising, and regulatory reporting functions for our company. Corporate finance expense was $313,125 and $115,615 respectively for the years ended August 31, 2006 and 2005. The increase in corporate finance fees expense resulted from cash compensation to Westminster Securities Corporation of $33,818, non cash amortization fees of $68,844 and non-cash compensation warrant expense for the amount of $101,713 and non-cash fees of $9,167 to Westrock Advisors Inc.

GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of clerical and administrative salaries and benefits, office rents, office supplies, telephone and telecommunications expenses, courier and other general costs not attributable directly to other statement of operations line items. Our general and administrative expenses were $108,071 and $96,497 for the years ended August 31, 2006 and 2005. The increase in general and administrative expense pertains to increased office supplies purchases and maintenance fees in the current year.

INVESTOR RELATIONS. Our investor relations expense consists primarily of external consulting fees, a portion of which are non-cash compensation expenses associated with stock option incentives. Investor relations expenses also are associated with communications costs to increase investors' awareness of our company. Investor relations expenses were $126,588 and $284,094 for the years ended August 31, 2006 and 2005. The decrease in expense is mainly due to reduced consulting fees. Included in the August 31, 2006, expense is an amount of $46,767 of non-cash compensation warrant expense.

LISTING AND FILING FEES. Our listing and filing fees expense consists primarily of external consulting fees and associated communications costs to convert our regulatory filings into Edgar filing format. Listing and filing fees expenses were $15,116 and $12,794 for the years ended August 31, 2006 and 2005.The increase pertains to a number of state filing fees for a financing we consumated.

PROFESSIONAL FEES. Our professional fees expense consists primarily of external fees associated with our auditors, our securities attorneys and our corporate contractual counsel. Professional fees expenses were $102,913 and $114,914 for the years ended August 31, 2006 and 2005 respectively.

RENT. Rent relates to a three year lease agreement, and associated operating costs, entered into effective August 1, 2004 for 7,089 square feet of combined office and light industrial assembly space, located in Coquitlam, BC, Canada. Rent was $65,131 and $70,570 respectively for the years ended August 31, 2006 and 2005. The decrease in rent expense relates to exchange rate fluctuation.

RESEARCH AND DEVELOPMENT. Research and development expense reflects internal and external costs to develop our technology including the salaries of our engineers, fees paid to external consultants, and materials and supplies consumed in advancing our core intellectual property. Research and development expense was $584,440 and $581,540 respectively for the years ended August 31, 2006 and 2005. The decrease in research and development expense is due primarily to a reduction in stock based compensation and the utilization of our engineering team on client projects.

TRAVEL AND RELATED. Travel and related expense includes all of our travel costs associated with travel for reasons of business development, research and development, and corporate finance. Included in travel are the costs of flights, trains, automotive rentals, accommodations, meals and other associated travel costs. Travel and related expense was $50,140 and $74,168 respectively for the years ended August 31, 2006 and 2005. The decrease in expense is associated with reduced travel arrangements during the year ended August 31, 2006.

Apart from the stock-based compensation expense, our general and administrative costs increased in the aggregate due to the added professional fees, filing and reporting costs, and investor relations expense associated with our status as a public company.

Liquidity and Capital Resources

          As at August 31, 2006, our total cash was $437,432, our working capital deficiency was $(664,976), and our stockholders' deficiency was $(279,417). Since inception in August 2001, we have incurred cumulative losses of $5,263,075. On March 6 and March 13, 2006, we completed a private placement of units consisting of 10% convertible notes and detachable warrants that resulted in gross proceeds of $1,200,000 ($1,056,000 net of issuance costs of $144,000). The notes are convertible into common stock at a conversion price of $0.50 per share and the detachable warrants are exercisable into 2,400,000 shares of common stock, at an exercise price of $0.59 until March 13, 2011. We intend to redeem the notes, plus accrued and unpaid interest thereon, for cash on or before March 12, 2007. In connection with the redemption, assuming no notes will be converted into shares of the Company’s common stock, par value $0.00001 per share, we will be required to pay the 26 holders of the notes aggregate cash consideration of $1,320,000. Since our fiscal year-end we have also closed a private placement of $995,000 ($900,000 net of finders’ fees) in September 2006. We are continuing to actively pursue significant investments from a number of potential sources.

          At August 31, 2006, our current working capital is expected to be sufficient to satisfy our operating requirements for approximately four months. Our ability to satisfy projected working capital requirements is dependent upon our liability to secure additional funding through public or private sales of securities, including equity securities. There is no assurance that we will secure the necessary capital on terms acceptable to us. If we are unable to raise additional capital when needed, this could have a material adverse affect on us, including possibly requiring us to curtail or cease our operations.

          During the year ended August 31, 2006, our operations consumed $1,224,755. Our net loss of $1,824,488 was partially offset by depreciation and amortization of $96,172, also reduced by $154,466 of various non-cash expenses, deferred non-cash interest expenses of $279,966, and amortization of fees of $99,011. In arriving at our net cash consumed in operations, our net loss was increased by $18,348 non-cash gain on disposal of assets, and decreased by $11,534 of cash consumed in our operating assets and liabilities, resulting in net cash used in operations of $1,224,755. In the year ended August 31, 2005, our operations consumed $1,402,760.

          During the year ended August 31, 2006, we received $20,791 in proceeds on disposal of equipment, and spent a further $71,199 on new furniture, machinery and equipment, for net cash consumed in investing activities of $50,408. In the year ended August 31, 2005, we spend $81,475 on machinery and equipment (net of disposals).

          During the year ended August 31, 2006, we generated $1,340,981 from financing activities. We received a private placement of $300,000 ($276,000 net of associated fees) in October 2005, related to the investment of one non-US investor for investment purposes. On March 6, and March 13, 2006, we received private placements totaling a gross amount of $1,200,000 from 25 US investors and one non-US investor for investment purposes. Our cash flow from financing activities was decreased by deferred expenses of $149,000 and increased by the financing loan of $14,200.

          In total, our cash increased by $65,818 to $437,432 for the year ended August 31, 2006. Our cash was $371,614 as of the August 31, 2005.

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

Trends

          Our marketing and engineering efforts have led us to conclude that the Ikona Gearing System is of interest to manufacturers of engineering product applications. We have new engineering personnel with product design and manufacturing experience to help accelerate the adoption of our technology. We have experienced significant success with one client in the defense sector, designing and developing a prototype for a portable military satellite pedestal with an Ikona gearbox to enable the automated rotation and tilting of a 2.4 meter antenna. Although we will continue to offer clients an ability to license our gear technology, we believe that the change in our business model will lead to accelerated technology adoptions and higher near term revenues by our offering of prototyping and product design, as well as manufacturing services.

          We expect engineering service fees to increase as we conclude testing of prototypes with existing and prospective clients, and as we began to offer our engineering manufacturing services and light industrial assemblies.

          We expect royalties to increase as we began to offer our engineering manufacturing services and light industrial assemblies. At present we have one royalty agreement with Aircast Inc. for which we receive on average $1,400 of royalty per quarter. We expect these royalties will continue.

          We have secured a Licensing Agreement with Magna. The Company’s patented gearing system was licensed for its first automotive application, an electric parking brake actuator, in November 2006. However, we will only be able to calculate our royalties when Magna determines which automotive applications it wishes to designate as exclusive under our agreement and the amount of revenue generated by Magna from our products.

CRITICAL ACCOUNTING PRONOUNCEMENTS

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

SFAS No. 151, “Inventory Costs,” is effective for fiscal years beginning after June 15, 2005. This statement amends the guidance in APB Opinion No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and waste material (spoilage).

          The adoption of these new pronouncements are not expected to have a material effect on the Company's consolidated financial position or results of operations, with the exception of SFAS 123R which will have a material impact on compensation expense if stock options are issued in subsequent years.

Item 7. Financial Statements

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Financial Statements
(Expressed in United States Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ikona Gear International, Inc. and Subsidiaries
(A Development Stage Company)
Vancouver British Colombia

We have audited the accompanying consolidated balance sheets of Ikona Gear International, Inc. and Subsidiaries (A Development Stage Company) (the Company) as of August 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended and for the period from August 16, 2001 (inception) to August 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of August 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended and from August 16, 2001 (inception) to August 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage, has suffered recurring losses from operations, has used, rather than provided, cash from operations and has an accumulated deficit during the development stage of $5,263,075 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dohan and Company, CPA's

Miami, Florida
December 4, 2006 except as to Note 18, which is December 11, 2006

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Balance Sheets
August 31

	2006	2005

ASSETS

Current assets:
Cash	$437,432	$371,614
Receivables	8,815	14,612
Work in process inventory	72,767	-
Prepaid expenses	56,238	17,138
Deferred taxes, net of valuation allowance of $1,789,100
(2005 - $1,169,100) (Note 14)	-	-

Total current assets	575,252	403,364
Property and equipment (Note 5)	123,765	151,181
Deferred expenses (Note 6)	272,989	-

Total assets	$972,006	$554,545

LIABILITIES AND STOCKHOLDERS’(DEFICIENCY) EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$109,623	$107,628
Due to related party (Note 7)	-	6,716
Convertible notes payable (Note 8)	1,033,562	-
Current portion of loan payable (Note 9)	2,786	-
Unearned revenue	94,257	-

Total current liabilities	1,240,228	114,344
Loan payable (Note 9)	11,195	-

Total liabilities	1,251,423	114,344

Commitments (Note 17)

Stockholders' (deficiency) equity
Common stock (Note 10)
Authorized
100,000,000 common shares, $0.00001 par value
26,159,292 common shares (2005 – 25,149,292 shares)
issued and outstanding	261	251
Additional paid-in capital	4,983,397	3,878,537
Accumulated deficit during the development stage	(5,263,075)	(3,438,587)

Total stockholders' (deficiency) equity	(279,417)	440,201

Total liabilities and stockholders' (deficiency) equity	$972,006	$554,545

The accompanying notes are an integral part of theses consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Operations

	Cumulative
	Amounts
	From Inception
	(August 16, 2001)
	to August 31,	Year Ended August 31,
	2006	2006	2005

REVENUES
Royalties	$203,880	$186,462	$5,463
Engineering services	473,308	277,751	10,423
TOTAL REVENUE	677,188	464,213	15,886
Cost of engineering services	(269,138)	(269,138)	-
Gross margin	408,050	195,075	15,886
EXPENSES
Amortization and depreciation	239,896	96,172	83,067
Business development (Note 6)	926,315	304,579	278,476
Corporate finance (Note 6 and 11)	581,181	313,125	115,615
Foreign exchange loss	5,528	3,443	2,085
General and administrative	312,283	108,071	96,497
Investor relations (Note 11)	516,867	126,588	284,094
Listing and filing fees	39,390	15,116	12,794
Professional fees	363,936	102,913	114,914
Rent	172,806	65,131	70,570
Research and development (note 11)	1,840,657	584,440	581,540
Travel and related	248,448	50,140	74,168

TOTAL EXPENSES	(5,247,307)	(1,769,718)	(1,713,820)

OTHER INCOME/(EXPENSES)
Interest income	25,494	11,773	10,661
Interest expense (Note 8)	(279,966)	(279,966)	-
Impairment of patents and trademark (Note 4)	(183,763)	-	-
Gain (loss) on disposal of assets (Note 5)	14,417	18,348	(3,931)

TOTAL OTHER INCOME/(EXPENSES)	(423,818)	(249,845)	6,730
Loss before income taxes	(5,263,075)	(1,824,488)	(1,691,204)
Income taxes	-	-	-
Net loss for the period	$(5,263,075)	$(1,824,488)	$(1,691,204)

Basic and diluted net loss per share		$(0.07)	$(0.07)

Weighted average number of common shares outstanding –
basic and diluted		25,606,004	24,534,187

The accompanying notes are an integral part of theses consolidated financial statements.

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

--Continued --

The accompanying notes are an integral part of theses consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficiency)
--Continued--

				Accumulated
	Common Stock			Deficit
			Additional	During the
	Number of		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Recapitalization, October 2003	6,814,000	$68	$154,932	$-	$155,000
Shares cancelled, January 2004	(500,000)	(5)	5	-	-
Issuance of common shares for cash at $0.50 per
share, January 2004	290,000	3	144,997	-	145,000
Issuance of common shares for cash at $0.75 per share
(gross proceeds $465,500, net of issuance costs of
$29,225), February 2004	620,666	6	436,269	-	436,275
Issuance of common shares for cash at $0.75 per share
(gross proceeds $1,016,201, net of issuance costs of
$51,275), March 2004	1,354,933	14	964,912	-	964,926
Issuance of common shares for cash at $0.75 per share
(gross proceeds $346,822, net of issuance costs of
$7,000), April 2004	462,427	4	339,818	-	339,822
Issuance of common shares for cash at $0.75 per
share, July 2004	6,666	-	5,000	-	5,000
Stock based compensation expense	-	-	38,758	-	38,758
Net loss for the year	-	-	-	(1,016,640)	(1,016,640)
Balance at August 31, 2004	24,090,325	$241	$2,962,352	$(1,747,383)	$1,215,210
Issuance of common shares for cash at $0.75 per share
(gross proceeds $785,000, net of issuance costs of
$54,950), March 2005	1,046,667	10	$730,040	-	730,050
Issuance of common shares for corporate finance fees
at $0.65 per share, April 2005	12,300	-	7,995	-	7,995
Stock based compensation expense	-	-	178,150	-	178,150
Net loss for the year	-	-	-	(1,691,204)	(1,691,204)
Balance at August 31, 2005	25,149,292	$251	$3,878,537	$(3,438,587)	$440,201
Issuance of common shares for cash at $0.75 per share
(gross proceeds $300,000, net of issuance costs of
$24,000), October 2005	400,000	4	275,996	-	276,000
Issuance of common shares on settlement of accounts
payable and accrued liabilities at $0.50 per share,
October 2005	10,000	-	5,000	-	5,000
Issuance of common shares for business development
fees at $0.58 per share, May 2006	100,000	1	57,999	-	58,000
Issuance of common shares corporate finance fees at
$0.33 per share, July 2006	500,000	5	164,995	-	165,000
Beneficial conversion feature on convertible notes	-	-	96,000	-	96,000
Issuance of warrants on convertible notes	-	-	350,404	-	350,404
Stock based compensation expense	-	-	154,466	-	154,466
Net loss for the year	-	-	-	(1,824,488)	(1,824,488)
Balance at August 31, 2006	26,159,292	$261	$4,983,397	$(5,263,075)	$(279,417)

The accompanying notes are an integral part of theses consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Cumulative
	Amounts
	From Inception
	(August 16, 2001)	Year Ended August 31,
	to August 31, 2006	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(5,263,075)	$(1,824,488)	$(1,691,204)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	239,896	96,172	83,067
Investor relations fees paid by stock options and warrants	118,567	46,767	33,042
Research and development fees paid by stock options	151,094	5,986	145,108
Corporate finance fees paid by common stock and warrants	145,593	101,173	7,995
Amortization of corporate finance fees	78,011	78,011	-
Amortization of business development fees	21,000	21,000	-
Interest expense on convertible notes payable	279,966	279,966	-
Impairment of patents and trademark	183,763	-	-
Loss (gain) on disposal of assets	(14,531)	(18,348)	3,931
Change in operating assets and liabilities:
Receivables	(8,815)	5,797	(340)
Work in process inventory	(72,767)	(72,767)	-
Prepaid expenses	(56,238)	(39,100)	(316)
Accounts payable and accrued liabilities	114,623	6,995	9,402
Due to related party	-	(6,716)	6,555
Unearned revenue	94,257	94,257	-

Cash used in operating activities	(3,988,656)	(1,224,755)	(1,402,760)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances received prior to recapitalization	155,000	-	-
Due to related parties	(121,100)	-	-
Deferred expenses	(149,000)	(149,000)	-
Proceeds on loan payable	14,200	14,200	-
Repayment of loan payable	(219)	(219)	-
Convertible notes payable	1,200,000	1,200,000	-
Issuance of common stock, net of issuance costs	3,629,000	276,000	730,050

Cash provided by financing activities	4,727,881	1,340,981	730,050

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment acquired for cash	(324,519)	(71,199)	(81,475)
Proceeds on disposal of assets	22,726	20,791	-

Cash used in investing activities	(301,793)	(50,408)	(81,475)

NET INCREASE (DECREASE) IN CASH	437,432	65,818	(754,185)
CASH AT BEGINNING OF PERIOD	-	371,614	1,125,799

CASH AT END OF PERIOD	$437,432	$437,432	$371,614

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Supplemental disclosure with respect to cash flow (Note 13)

The accompanying notes are an integral part of theses consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements)
(Expressed in United States Dollars)
August 31, 2006 and 2005

Note 1 – The Company and Nature of Operations

Ikona Gear International, Inc. (“Ikona” or the “Company”) was incorporated in the state of Nevada on September 20, 2000. The Company is in business to develop and commercialize a unique, patented gearing technology. The Company is commercializing its patented technology in applications it establishes through strategic partners in vertical industrial markets. The Company is considered to be a development stage company since its planned principal operations have not commenced.

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

On October 31, 2003, the Company incorporated a wholly-owned subsidiary, Ikona Gear Corp., a British Columbia Corporation. In March 2006, the Company changed the name of Ikona Gear Corp. to Ikona Industries Corporation.

Note 2 – Going Concern

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation. However, certain conditions noted below currently exist which raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	2006	2005

Accumulated deficit during the development stage	$(5,263,075)	$(3,438,587)
Working capital (deficiency)	$(664,976)	$289,020

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements)
(Expressed in United States Dollars)
August 31, 2006 and 2005

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

(b) Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, deposits in banks, and highly liquid investments with original maturities of three months or less. To limit its credit risk exposure in excess of federally insured amounts, the Company places its deposits with financial institutions with high credit standing. As of August 31, 2006 and 2005, the Company had no cash equivalents.

(c) Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation on property and equipment is calculated to amortize their cost on a straight-line basis over their estimated useful lives as follows:

Computers and software	2 years
Furniture	5 years
Research and development equipment	3 years
Leasehold improvements	3 years

(d) Long-Lived or Disposal of Assets

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

(e) Intangible Assets

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

(f) Revenue Recognition

The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured.

Revenue from products is recognized when title passes to the customer and all revenue recognition criteria specified above is met. Revenue from engineering services is recognized as services that are rendered and predefined milestones that are achieved on the percentage of the completion method of accounting.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements)
(Expressed in United States Dollars)
August 31, 2006 and 2005

Note 3 - Significant Accounting Policies (continued)

(f) Revenue Recognition (continued)

For contracts with multiple deliverables, the Company allocates revenue to each element of the contract based on objective evidence of the fair value of the element. Unearned or deferred revenue represents cash received from customers in advance as deposits for work to be completed, in excess of revenue recognized on uncompleted contracts. Revenues from royalties, associated with intellectual property licensing, are recognized when legal entitlement has been established and when collection is reasonably assured.

(g) Research and Development Expenses

Costs incurred for research and development are expensed as incurred.

(h) Inventories

Inventories are valued at the lower of cost or market value. Cost is determined as follows:

  Raw materials, ancillary materials and spare parts - at “moving average” method.
  Finished goods and work in progress - based on manufacturing costs (including materials, labor and subcontractor costs) plus allocated indirect manufacturing costs.

Work in progress under long-term contracts is stated at cost less amounts charged to cost of revenues in the statement of operations and associated with revenue recognized on the basis of the "percentage of completion" method. Cost includes direct costs of materials, labor, subcontractor and other direct costs.

(i) Stock-Based Compensation

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

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements)
(Expressed in United States Dollars)
August 31, 2006 and 2005

Note 3 - Significant Accounting Policies (continued)

(i) Stock-Based Compensation (continued)

		Cumulative
		Amounts
		From
		Inception
		(August 16,	Year	Year
		2001) to	Ended	Ended
		August 31,	August 31,	August 31,
		2006	2006	2005

Net loss, as reported		$(5,263,075)	$(1,824,488)	$(1,691,204)

Deduct: Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects		(2,226,435)	(947,752)	(511,102)

Pro-forma net loss		$(7,489,510)	$(2,772,240)	$(2,202,306)

Basic and diluted net loss per share, as reported	$		$(0.07)	$(0.07)

Basic and diluted net loss per share, pro-forma	$		$(0.10)	$(0.09)

Weighted average number of common shares outstanding –
basic and diluted			25,606,004	24,534,187

(j) Loss Per Share

Basic loss per share is computed by dividing the loss for the period attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. Diluted loss per share is not presented separately from loss per share since there are no potentially dilutive shares of common stock outstanding. At August 31, 2006, the total number of potentially dilutive shares of common stock excluded from basic net loss per share was 10,601,516 (August 31, 2005 – 4,793,016).

(k) Income Taxes

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

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements)
(Expressed in United States Dollars)
August 31, 2006 and 2005

Note 3 - Significant Accounting Policies (continued)

(l) Foreign Currency Translation

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in the statement of operations. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statement of operations. Foreign exchange losses of $3,443 (2005 - $2,085) are included in the results of operations.

(m) Deferred Expenses

Deferred expenses are amortized on a straight-line basis over the expected period of benefit therefrom, and are initially recorded at cost. These include: business development costs paid with capital stock, investment banking fees paid with capital stock, and cost of raising capital. Business development costs are related to a one year agreement for services dated May 2006 and were deferred and amortized over the term of the agreement. Investment banking fees are related to a three year service agreement and are being amortized on a straight line basis over the term of the agreement. Costs of raising capital are related to a financing entered into in March 2006, and are being amortized on a straight line basis over the term of the short term promissory notes payable.

(n) Convertible Promissory Notes

The Company issues convertible debt securities with non-detachable conversion features. The convertible promissory note holders have the right (upon notice of redemption) to have the notes converted into a number of shares of the Company's Common Stock at a conversion prices of $0.50. The conversion prices on all the convertible notes are "in the money" on the date of the agreement resulting in a beneficial conversion feature. The Company computes the fair value of the beneficial conversion feature based on the intrinsic method that computes the difference between the conversion price and the fair market price of the Company's stock on the date of the agreement. The Company records the fair value of the beneficial conversion feature as an increase to paid in capital and a debt discount. The debt discount is amortized over the period between the date of the agreement and the fixed conversion date. The amortized debt discount is recorded as interest expense.

(o) Recent Accounting Pronouncements

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

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements)
(Expressed in United States Dollars)
August 31, 2006 and 2005

Note 3 - Significant Accounting Policies (continued)

(o) Recent Accounting Pronouncements (continued)

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

SFAS No. 151, “Inventory Costs,” is effective for fiscal years beginning after June 15, 2005. This statement amends the guidance in APB Opinion No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and waste material (spoilage).

The adoption of these new pronouncements are not expected to have a material effect on the Company's consolidated financial position or results of operations, with the exception of SFAS 123R which will have a material impact on compensation expense if stock options are issued in subsequent years.

Note 4 – Patents and Trademark Rights

In September 2001, the Company acquired patent and trademark rights (the “Acquired Technology”) from Diversified Sciences Limited (“Diversified”) and Ikona Technologies Inc. (“Technologies”), companies related by virtue of a common director, officer and significant shareholder. The patent rights relate to planetary gearing technology and consist of a United States patent, a Canadian patent and a European patent applicable in France, Germany, Italy, Great Britain and Sweden. The US patent has a term of 17 years from the issue date and expires on November 11, 2015. The Canadian patent has a term of 20 years from the filing date and expires on July 29, 2014. 33

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements)
(Expressed in United States Dollars)
August 31, 2006 and 2005

Note 4 – Patents and Trademark Rights (continued)

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

Note 5 – Property and Equipment

		August 31, 2006			August 31, 2005

		Accumulated			Accumulated
	Cost	Depreciation	Net Book Value	Cost	Depreciation	Net Book Value

Computers and software	$92,552	$67,669	$24,883	$50,468	$34,577	$15,891
Furniture	34,495	13,623	20,872	29,542	6,980	22,562
Research and development
equipment	102,283	49,026	53,257	85,096	19,548	65,548
Leasehold improvements	77,706	52,953	24,753	74,181	27,001	47,180

	$307,036	$183,271	$123,765	$239,287	$88,106	$151,181

In the 2005 fiscal year, the Company experienced a theft of computers and software with a net book value of $3,931. The Company removed computers and software with an historical cost of $12,029 and accumulated depreciation of $8,098 from its records and recorded a loss on disposal of $3,931. In the 2006 fiscal year, the Company received insurance proceeds of $18,546 and recorded an associated gain on recovery of $18,546.

In May 2006, the Company experienced thefts of computers and software with a net book value of $2,443. The Company has removed computers and software with an historical cost of $3,450 and accumulated depreciation of $1,007 from its records. The Company received insurance proceeds of $2,245 in July 200, and recorded and associated loss on disposal of $198.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements)
(Expressed in United States Dollars)
August 31, 2006 and 2005

Note 6 - Deferred Expenses

The Company has incurred business development and financing expenses which it has chosen to defer over the term of associated services being provided.

	Deferred		Deferred		Deferred
	Business		Finance		Finance
	Development		Expense		Expense		Total
Deferred Expense Incurred	$63,000	(a)	$165,000	(b)	$144,000	(c)	$372,000
Less: Amortization	(21,000)		(9,167)		(68,844)		(99,011)
Unamortized Deferred Expenses	$42,000		$155,833		$75,156		$272,989

a)

The Company entered into a one-year business development agreement in May 2006. In consideration, the Company agreed to pay $10,000 ($5,000 paid and $5,000 payable upon successful establishment of a joint venture or distribution partnership) and issued 100,000 shares at $0.58 per share. The Company recorded deferred expenses of $63,000, and is amortizing the deferred expenses over the one year term of the agreement with a charge to business development fees of $21,000.

b)

The Company entered into an investment banking agreement in July 2006 and issued 500,000 shares of common stock, subject to the release of 100,000 shares immediately, 100,000 shares in one year, and 300,000 in two years, with all shares subject to normal trading restrictions. The Company recorded deferred expenses of $165,000, and is amortizing the amount over the 36 month term of the agreement with a charge to corporate finance fees of $9,167.

c)

The Company completed a $1,200 000 financing of convertible promissory notes in March 2006 (Note 8) and incurred commissions of $144,000 at that time. The Company has recorded the commissions as deferred expenses and is amortizing the amount over the one year term of the promissory notes, with a charge to corporate finance fees of $68,844.

Note 7 - Related Party Transactions

As of August 31, 2006, there was $nil (2005 - $6,716) due to a company controlled by a relative of a former director of the Company.

The Company entered into the following transactions with related parties during the year ended August 31, 2006:

a)	Paid or accrued business development fees of $118,396 (2005 - $110,632) to a company controlled by a director of the Company.

b)	Paid or accrued corporate finance fees of $104,483 (2005 - $97,620) to a company controlled by a former director of the Company.

c)	Paid or accrued business development fees of $12,750 (2005 - $72,676) to a company controlled by a relative of a director of the Company.

These transactions are in the normal course of operations and are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements)
(Expressed in United States Dollars)
August 31, 2006 and 2005

Note 8 - Convertible Notes Payable

On March 3, 2006, and March 13, 2006, the Company closed on a private placement of 2,400,000 units for cash proceeds of $1,056,000 (gross proceeds of 1,200,000, net of issuance costs of $144,000). Each unit consists of a convertible promissory note (the “Note”) convertible at the option of the holder into common stock at a price of $0.50 per share, and a detachable warrant to purchase shares of common stock at $0.59 per share until March 13, 2011. The fair value of the warrants granted by the Company is $350,404. The Company has recorded a debit to convertible notes payable and a credit to additional paid-in capital. The Company is amortizing the warrant value over the one year term of the promissory notes with a charge to interest expense of $175,202. The fair market value of the common stock into which the promissory notes were convertible at that time of issuance was $1,296,000. The Company has recorded a beneficial conversion feature of $96,000 and recorded a debit to convertible notes payable and a credit to additional paid in capital. The Company is amortizing the beneficial conversion feature over the one year term of the promissory notes with a charge to interest expense of $48,000.

The Notes rank senior to other debt, bear interest at 10% per year, which accrues and is added to the outstanding principal amount on a daily basis. The holder of each Note has the right to convert the Note into shares of common stock at a conversion price of $0.50 per share. Notes with a face value of $600,000 are due on March 3, 2007 and Notes with a face value of $600,000 are due on March 13, 2007. The Company may extend the maturity date for the Notes for up to two successive periods of 90 days by providing written notice to the holder and delivering to the holder a number of warrants equal to 50% of the number of shares underlying the Note at issuance.

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

Note 9 - Loan Payable

In March 2006, the Company entered in the commercial plan agreement with Dell Financial Services Canada for purchase of computer server equipment upgrade. The Amount financed is $14,200 (C$15,954.52), amortization period is 48 months and interest rate is 17.99% .

Minimum future annual loan payments are as follows:

2007	$2,786
2008	3,331
2009	3,983
2010	3,881
Total	$13,981

Note 10 – Common Stock

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

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements)
(Expressed in United States Dollars)
August 31, 2006 and 2005

Note 10 – Common Stock (continued)

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

In February 2004, the Company issued 620,666 units at a price of $0.75 per unit for cash proceeds of $436,275 (gross proceeds of $465,500 net of finders’ fees of $29,225). Each unit consisted of one share of common stock and one-half of one non-transferable share purchase warrant whereby each whole warrant entitled the holder to acquire one additional share of common stock at a price of $3.00 per share for a period of one year.

In March 2004, the Company issued 1,354,933 units at a price of $0.75 per unit for cash proceeds of $964,926 (gross proceeds of $1,016,201 net of finders’ fees of $51,275). Each unit consisted of one share of common stock and one-half of one non-transferable share purchase warrant whereby each whole warrant entitled the holder to acquire one additional share of common stock at a price of $3.00 per share for a period of one year.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements)
(Expressed in United States Dollars)
August 31, 2006 and 2005

Note 10 – Common Stock (continued)

In April 2004, the Company issued 462,427 units at a price of $0.75 per unit for cash proceeds of $334,197 (gross proceeds of $346,822 net of finders’ fees of $7,000). Each unit consisted of one share of common stock and one-half of one non-transferable share purchase warrant whereby each whole warrant entitled the holder to acquire one additional share of common stock at a price of $3.00 per share for a period of one year.

In July 2004, the Company issued 3,333 units at a price of $0.75 per unit for cash proceeds of $5,000. Each unit consisted of one share of common stock and one-half of one non-transferable share purchase warrant whereby each whole warrant entitled the holder to acquire one additional share of common stock at a price of $3.00 per share for a period of one year.

In March 2005, the Company issued 1,046,667 units at a price of $0.75 per unit for cash proceeds of $730,050 (gross proceeds of $785,000 net of finders’ fees of $54,950). Each unit consisted of one share of common stock and one non-transferable share purchase warrant whereby each whole warrant entitled the holder to acquire one additional share of common stock at a price of $1.00 per share for a period of one year, or at a price of $1.40 per share if exercised after one year but before March 31, 2007.

In Apri1 2005, the Company issued 12,300 shares of common stock for services at a price of $0.65 per share in payment of corporate finance consulting fees of $7,995.

In October 2005, the Company issued 400,000 units at a price of $0.75 per share for cash proceeds of $276,000 (gross proceeds of $300,000 net of finders’ fees of $24,000). Each unit consisted of one share of common stock and one non-transferable share purchase warrant. Each whole warrant entitled the holder to acquire one additional share of common stock at a price of $1.00 per share for a period of one year from the date of issuance, or $1.40 per share for an additional one year period from the date of issuance.

In October 2005, the Company issued 10,000 common shares a price of $0.50 per share on settlement of accounts payable.

In May 2006, the Company issued 100,000 shares of common stock for services at a price of $0.58 per share in payment of business development fees of $58,000 (Note 6).

In July 2006, the Company issued 500,000 shares of common stock for services at a price of $0.33 per share in payment of corporate finance fees of $165,000 (Note 6).

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements)
(Expressed in United States Dollars)
August 31, 2006 and 2005

Note 11 – Stock Options and Warrants

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

	Number of	Weighted Average
	Options	Exercise Price
Options outstanding, August 31, 2004	1,974,000	$ 1.01
Issued	650,250	0.72
Exercised	-	-
Expired	(150,250)	(1.05)
Options outstanding, August 31, 2005	2,474,000	0.93
Issued	2,958,500	0.35
Exercised	-	-
Expired	(1,101,000)	(1.00)
Options outstanding, August 31, 2006	4,331,500	$ 0.51
Options exercisable, August 31, 2006	3,874,639	$ 0.52

The weighted average fair value of options granted during the current fiscal year was $0.29 per option (2005 - $0.38) .

A summary of stock options outstanding at August 31, 2006, is as follows:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price	Number	Life	Price	Number	Price
$0.27	540,000	5.90 years	$ 0.27	540,000	$ 0.27
0.34	23,000	5.97 years	0.34	639	0.34
0.35	1,837,500	5.97 years	0.35	1,837,500	0.35
0.36	108,000	5.90 years	0.36	6,000	0.36
0.45	450,000	5.26 years	0.45	125,000	0.45
0.50	40,000	1.38 years	0.50	40,000	0.50
0.56	165,000	4.87 years	0.56	165,000	0.56
0.60	341,000	4.25 years	0.60	341,000	0.60
0.75	100,000	4.75 years	0.75	100,000	0.75
1.10	727,000	3.83 years	1.10	719,500	1.10

	4,331,500			3,874,639

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements)
(Expressed in United States Dollars)
August 31, 2006 and 2005

Note 11 – Stock Options and Warrants (continued)

Stock Options (continued)

The Company uses the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

	2006	2005

Risk-free interest rate	4.25%	4.25%
Dividend yield rate	0.00%	0.00%
Price volatility	103.7%	119.7%
Weighted average expected life of options	6 years	4.69 years

A summary of stock-based compensation expenses related to non-employee consultants is recorded as at August 31, 2006, is as follows:

	Cumulative Amounts
	From Inception
	(August 16, 2001) to	Year Ended
	August 31,	August 31,
	2006	2006	2005

Corporate finance	$145,593	$101,713	$-
Research and development	151,094	5,986	145,108
Investor relations	118,567	46,767	33,042

Total non-cash compensation expenses	$415,254	$154,466	$178,150

Warrants

In March 2005, the Company issued 50,000 warrants at a price of $0.75 per warrant in payment of investor relations consulting fees. These warrants were valued at $16,408 which was recognized over twelve months, being the period of the service contract.

In February 2006, the Company entered into an investment banking agreement and issued 751,000 warrants in March 2006, at an exercise price of $0.50 per warrant, exercisable for a five year period ending March 13, 2011. The fair value of the warrants issued was $203,426. The Company is recognizing this amount over the term of the agreement and accordingly has recorded $101,713 as corporate finance fees for the year ended August 31, 2006.

In May 2006, the Company signed a one-year agreement for investor relations services and issued 400,000 warrants exercisable for a two year period at an exercise price of $0.59 per warrant. The fair value of the warrants issued was $91,075. The Company is recognizing this amount over the term of the agreement and accordingly has recorded $30,359 of investor relations fees for the year ended August 31, 2006.

The Company uses the Black-Scholes option pricing model to compute the estimated fair value of compensatory warrants, based on the following weighted average assumptions:

Risk-free interest rate	4.25%
Dividend yield rate	0.00%
Price volatility	103.70%
Weighted average expected life of warrants	1 year

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements)
(Expressed in United States Dollars)
August 31, 2006 and 2005

Note 11 – Stock Options and Warrants (continued)

Warrants (continued)

		Weighted Average
	Number of Warrants	Exercise Price
Warrants outstanding, August 31, 2004	1,222,349	$ 1.00
Issued	1,096,667	0.99
Exercised	-	-
Expired	-	-
Warrants outstanding, August 31, 2005	2,319,016	1.00
Issued	3,951,000	0.61
Exercised	-	-
Expired	-	-
Warrants outstanding, August 31, 2006	6,270,016	$ 0.76
Warrants exercisable, August 31, 2006	6,270,016	$ 0.76
Weighted average fair value of warrants granted in the year		$ 0.26

In February 2005, the board of directors approved an extension and repricing of certain previously issued warrants. The revised terms are reflected in the table below.

The summary of warrants outstanding is as follows:

			2007	2008
			Exercise	Exercise	Expiry
Issuances	Issued	Outstanding	Price	Price	Date
February 29, 2004	310,332	310,332	$1.40	$-	February 28, 2007
March 29, 2004	677,469	677,469	1.40	-	March 29, 2007
April 30, 2004	231,215	231,215	1.40	-	April 30, 2007
July 31, 2004	3,333	3,333	1.40	-	July 31, 2007
March 31, 2005	1,046,667	1,046,667	1.40	-	March 31, 2007
March 31, 2005	50,000	50,000	0.75	0.75	March 31, 2010
October 25, 2005	400,000	400,000	1.00	1.40	October 25, 2007
March 13, 2006	751,000	751,000	0.50	0.50	March 13, 2011
March 13, 2006	2,400,000	2,400,000	0.59	0.59	March 13, 2011
May 2, 2006	400,000	400,000	0.59	0.59	May 2, 2008

Total outstanding	6,270,016	6,270,016

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements)
(Expressed in United States Dollars)
August 31, 2006 and 2005

Note 12 - Revenues

Revenues are generated from royalties and from the sale of gear system products. Royalties are associated with rights to manufacture using the Company’s patented gear system technology. Product revenues involve engineered mechanical gear systems and related transmission products which incorporate patented and proprietary technologies.

The Company entered into licensing agreement dated December 15, 2005, with Magna Drivetrain AG & Co KG (formerly Magna Advanced Technologies) (“Magna”). Under the licensing agreement, Magna has a right to incorporate the Company’s technology into products where Magna can designate the Company’s technology as exclusive to the product. The Company receives unit royalties for all gear systems incorporated into Magna’s products, as well as a designation fee of CAD$200,000 per designated Magna application.

On August 23, 2006, the Company received a “Designation Addendum” from Magna designating an application, the “Park Brake Actuator” to the Company’s patented technology on an exclusive basis, within the terms of the licensing agreement, and paid an associated up-front exclusivity fee of $180,213 (CAD$200,000).

Note 13 – Supplemental Disclosure with Respects to Cash Flows

The significant non-cash transactions for the year ended August 31, 2006, consisted of:

  The recording of a beneficial conversion feature of $96,000.
  The issuance of 10,000 common shares at a price of $0.50 in settlement of accounts payable.
  The issuance of 2,400,000 warrants valued at $350,404 in connection with convertible notes.
  The issuance of 100,000 common shares at a price of $0.58 recorded as deferred expenses.
  The issuance of 500,000 common shares at a price of $0.33 recorded as deferred expenses.

There were no significant non-cash transactions for the year ended August 31, 2005.

Note 14 - Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2006	2005

Loss before income taxes	$(1,824,488)	$(1,691,204)

Expected income tax benefit	$620,000	$575,000
Unrecognized benefit of operating loss carry forwards	(620,000)	(575,000)

Income tax benefit	$-	$-

Significant components of the Company’s deferred tax assets based on statutory tax rates are as follows:

	2006	2005

Deferred tax assets:
Tax effect of operating loss carry forwards	$1,789,100	$1,169,100
Valuation allowance	(1,789,100)	(1,169,100)

Net deferred tax assets	$-	$-

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements)
(Expressed in United States Dollars)
August 31, 2006 and 2005

Note 14 - Income Taxes (continued)

The Company has approximately $5,260,000 of net operating loss carry forwards which expire beginning in 2023. The Company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and it is more likely than not that these benefits will not be realized.

Note 15 - Segment Information

The Company’s operations were conducted in one reportable segment, being the development and commercialization of a unique patented gearing technology, primarily in Canada and USA.

		Year			Year
		Ended			Ended
	August 31, 2006			August 31, 2005
	US	Canada	Total	US	Canada	Total

REVENUES	$180,213	$284,000	$464,213	$-	$15,886	$15,886

LONG-LIVED ASSETS	$-	$123,765	$123,765	$-	$151,181	$151,181

Note 16 – Financial Instruments

a) Fair Value

The Company's financial instruments consist of cash, receivables, accounts payable and accrued liabilities, convertible notes payable and loan payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

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

Note 17 – Commitments

On April 1, 2004, the Company amended a consulting agreement with a director, officer and significant shareholder of the Company to pay monthly management fees totaling approximately $8,500 (C$11,333) (2005 - $8,500 (C$11,333)). This agreement can be terminated with six months advance notice.

On June 9, 2004, the Company entered into a premises lease for office and workshop facilities for a period of thirty six months commencing August 1, 2004. The premises lease commits the Company to a net annual rental expense of $36,969 (C$49,623) and additional operating costs estimated at $14,048 (C$18,857) for a period of three years. Subsequent to year end, the Company moved premises and is currently looking to sublease these premises.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements)
(Expressed in United States Dollars)
August 31, 2006 and 2005

Note 18 – Subsequent Events

In September 2006, the Company entered into a premises sublease for office and workshop facilities for a period of 42 months commencing December 1, 2006. The premises lease commits the Company to a net annual rental expense of $131,000 in 2007 (C$148,864), $132,600 in 2008 (C$150,682), $134,600 in 2009 (C$152,955) and additional annual operating costs estimated at $40,016 (C$45,473) for a period of 42 months ending May 29, 2010. The Company provided a deposit of two months of rent equaling $30,497 (C$34,656) which is included in prepaid expenses as at August 31, 2006.

In September 2006, the Company issued 1,800,000 units at a price of $0.50 per unit for cash proceeds of $810,000 (gross proceeds of $900,000 net of finder’s fees of $90,000). Each unit consists of one common share and one-half share purchase warrant. Each whole warrant entitles the holder to purchase one additional share of common stock at a price of $0.60 per share for a period of one year from the date of issuance.

In September 2006, the Company issued 190,000 units at a price of $0.50 per unit for cash proceeds of $90,000 (gross proceeds of $95,000 net of finders’ fees of $5,000). Each unit consists of one share of common stock and one-half of one non-transferable share purchase warrant whereby each whole warrant entitles the holder to acquire one additional share of common stock at a price of $0.60 per share for a period of one year.

In October 2006, the Company provided notice to the holders of the Company’s convertible promissory notes (“Notes”) of the Company’s intention to redeem the Notes, plus accrued and unpaid interest thereon. To date, the Company has not redeemed any of the Notes.

In December 2006, a termination settlement with the former chief financial officer and director was reached. Pursuant to the settlement, the Company has paid $26,700 and issued 200,000 shares at a price of $0.35 per share to the former chief financial officer.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

Item 8.A Controls and Procedures

          Laith Nosh, our principal executive and interim chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2006, and based on such evaluation, has concluded, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. Other than the departure of our chief financial officer, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

Item 8.B Other Information

          None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

          Our executive officers, key employees and outside Directors and their respective ages and positions are set forth below:

Name	Age	Position

Laith I. Nosh	58	Director, President, Chief Executive Officer and interim Chief Financial Officer
Joe Vosburgh	38	Director, Executive Vice President
George Stefan	41	Chief Operating Officer
Sasa Tesic	39	Chief Engineer
Nicola Simon	39	Director
Vladimir Scekic	46	Vice President Business Development

          Nicola Simon, one of our directors is "independent" within the meaning of Nasdaq's listing standards. For this purpose, an "independent director" is defined to exclude officers or employees of the company or its subsidiaries or other individuals having a relationship with the issuer that, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Laith Nosh, Director, President, Chief Executive Officer and interim Chief Financial Officer
Mr. Nosh has served as a director and our president and chief executive officer since October 2003. Mr. Nosh was a founder of our predecessor company and the current operating subsidiaries, where he worked as president and chief executive officer since inception in August 2001. He has been instrumental in the development, refinement and patenting of the Ikona Gearing System over the last eight years. He has also developed and patented consumer product devices for the construction industry. He received his degree from the University of Alberta in Mechanical Engineering and has over 30 years of experience in engineering, business management and marketing.

George Stefan, Chief Operating Officer
Mr. George Stefan B.Sc.(Eng), MBA, PMP has been with Ikona since September 2005, first in the role of director of manufacturing and subsequently joined the management team, as chief operating officer. Stefan is an engineering, project management and operations management professional with more than 15 years experience in the design, development, and management of new products and new operational processes with applications in the oil and gas, marine, heavy machinery, and boat building industries. For the past 8 years Stefan has led development for Pacific Rim Engineered Products, a designer and manufacturer of mechanical power transmission equipment. Previously, Stefan has held various operation management positions with Pacific Rim Engineered Products, WestBay Sonship Yachts, Bel-Air Enterprises, and the Romanian Navy. Stefan has an MBA (2005), as well as Master's Degree in Project Management (2003) from City University in Vancouver, Canada. He also has a Bachelor of Science Degree in Engineering (1987), with a focus on electro-mechanical systems and operations management from Romania. Stefan is a registered Project Management Professional (PMP®), a member of the Project Management Institute, the Society of Project Management Professionals of Greater Vancouver, and the Society of Internationally Trained Engineers of British Columbia.

Sasha Tesic,Chief Engineer
Mr. Sasha Tesic, B.Eng., has been part of Ikona executive team since October 2005, in the role of chief engineering officer. Tesic is an engineering professional with 15 years experience in mechanical and industrial engineering, and software development, with applications in the oil and gas, automotive, marine, mining, dredging, and medical industries. For the past 8 years Tesic has been employed by Pacific Rim Engineered Products, a designer and manufacturer of mechanical power transmission equipment. Previously, Tesic has held various engineering and design positions with Pacific Rim Engineered Products, Cassola Management (Canada), Spectar, and Cobra System Engineering (Yugoslavia), and has extensive technical experience in engineering using various CAD packages, especially “Pro/Engineer”. Tesic has a Bachelor of Engineering Degree in Mechanical Engineering (1992) from Yugoslavia (Serbia and Montenegro). He is also a published author, with articles in “The Scientific Technical Review” in Yugoslavia.

Nicola Simon, B. Eng. (Hons.), Director
Ms. Simon has served as one of our directors since April 2005. Ms. Simon joined Ikona's board after an almost 15 year career in engineering, international manufacturing, product development, and project management. Presently and for the past eight years, Ms. Simon has been employed with Ballard Power Systems, a global leader in fuel cell development and manufacture. In her current role as Platform Manager for Fuel Cell Development (Vancouver, Canada & Nabern, Germany), Ms. Simon manages multi-million dollar project budgets and is responsible for product and process development of fuel cells intended for automotive applications. Ms. Simon’s past projects have led to the development and implementation of fuel cells for fleet vehicles, buses and stationary applications. Previously, she held production management, project and manufacturing engineering positions at T&N (automotive part producer) and was a development engineer with IBM, France. She holds a Bachelor's Degree, First Class (Honors), in Mechanical Engineering from Brunel University in the United Kingdom.

Joe Vosburgh, Director and Executive Vice President
Mr. Vosburgh served as an independent director from July 2005 to November 2006. In November of 2006, Mr. Vosburgh joined Ikona as Executive Vice President, retaining the position of related director on Ikona’s board. Mr. Vosburgh joined Ikona after more than twelve years experience in product strategy, product marketing and development, global product portfolio planning, and risk analysis. As of August 31st, 2006 Mr. Vosburgh was senior product manager, strategic marketing, for Ballard Power Systems, a global leader in fuel cell development and manufacture. In this role, Joe has redefined Ballard's international product strategy for light-duty fuel cell products, developed global portfolio strategies, and spearheaded corporate-wide business realignment and product cost reduction projects. From 1997-2001 Mr. Vosburgh held senior level product management positions in marketing, business development and professional services positions with Creo Inc. (now owned by Kodak). From 2001 to 2002, Joe was Director, Professional Services with Infowave Software Inc. From 2002 to 2003, he was a Product Marketing Director with Norsat International Inc., and from 2003 to 2005 he was Senior Product Manager for Chancery Software Inc. Mr. Vosburgh holds a Master's of Business Administration (MBA) in marketing and accounting from Queen's University (1995), and a Bachelor's Degree of Engineering from the University of Victoria (1993). Joe has also received certification in managing new product development from Kellogg Graduate School of Management (2001), and lectures on Strategic Marketing, Business Strategy and Economics at the University of Phoenix and Kwantlen University College.

Vladimir Scekic, P.Eng., Vice President, Business Development & Chief Application Engineer
Mr. Scekic has bee part of Ikona executive team since January 2006. Mr. Scekic is a business professional with almost twenty years experience in various facets of engineering, sales, marketing and management. mechanical engineering graduate from the University of Belgrade (former Yugoslavia), he came to Canada as an engines and alternative fuels specialist. He soon had an opportunity to apply his expertise towards power transmission products primarily in marine and oil-and-gas industries. For the past eleven years, Vladimir was the founder and then leader of an inspired engineering team with Pacific Rim Engineered Products, a designer and manufacturer of mechanical power transmission equipment and machinery. His impressive portfolio ranges from a number of unique one-off engineered solutions, to several families of volume produced speed increasers and reducers in various configurations. Innovative, yet structured, Vladimir also has excellent track record in business and market development with good feel for value-adding and creation of win-win situations. Mr. Scekic is overseeing the business development and application engineering activities.

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

Our directors are elected for a term of 1 year and stand for re-election at the Company’s annual general meeting.

Committees of the Board of Directors

          The board appoints committees to help carry out its duties. In particular, board committees work on key issues in greater detail than would be possible at full board meetings. Each committee reviews the results of its meetings with the full board.

Audit Committee

          The audit committee was composed of Simon Anderson, CA and Laith Nosh from September 1, 2005, to September 28, 2005. From September 28, 2005, to January 15, 2006, Laith Nosh was the only member of the audit committee. From January 16, 2006 to August 31, 2006, the audit committee was composed of Nicola Simon and Joe Vosburgh. The audit committee is without a member who would be deemed an audit committee financial expert within the meeting of Item 401(e)(2) of regulation S-B. Efforts are under way to find a suitable independent audit committee financial expert. The audit committee is responsible for accounting and internal control matters.

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

Audit Committee Report

          The audit committee of the board of directors has:

          1.      reviewed and discussed the Company's audited financial statements for the fiscal year ended August 31, 2006 with management and representatives of Dohan and Company, CPA’s, P.A.

          2.      discussed with Dohan and Company the matters required to be discussed by SAS 61, as modified or supplemented; and

          3.      received the written disclosures and letter from Dohan and Company required by Independence Standards Board Standard No. 1 and discussed Dohan and Company's independence with representatives of Dohan and Company.

          Based on the review and discussions referred to above, the audit committee recommends to the board of directors that the audited financial statements for the fiscal year ended August 31, 2006, be included in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission.

          During the fiscal year ended August 31, 2006, the board established the following committee:

Compensation Advisory Committee

          Until January 19, 2006, there was no compensation advisory committee. The compensation advisory committee was struck on January 19, 2006 and is composed of Joe Vosburgh and Nicola Simon for the fiscal year ending August 31, 2006.

          The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation. The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Laith Nosh, President, at the Company's principal executive offices located in Coquitlam, British Columbia and provide to Mr. Nosh, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation S-B, and a statement of the reasons why the security holder is making the recommendation. The Company must receive such recommendation before August 31, 2006.

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

Item 10. Code of Ethics

          The directors of our current board have adopted a Code of Ethics on December 12, 2006. Code of Ethics is posted on our internet website www.ikona.ca. We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics. Such request should be made in writing and addressed to Investor Relations, Ikona Gear International, Inc., 1650 Brigantine Drive, Unit #100, Coquitlam, British Columbia, Canada, V3K 7B5.

Item 11. Compliance With Section 16(a) of the Exchange Act

          Under the Securities Laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding more than ten percent (10%) of our common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates. All of these filing requirements were satisfied by our officers, directors, and ten-percent holders, with exceptions: - Messrs Polman, Nosh, Vosburgh, Stefan, Tesic and Scekic and Ms. Simon each failed to file on a timely basis one report covering one transaction. In making these statements, we have relied on the written representation of its directors and officers or copies of the reports that they have filed with the Commission.

Item 12. Executive Compensation

          The following table and discussions summarizes all plan and non-plan compensation earned by or paid to our chief executive officer and former chief financial officer for our last 3 completed fiscal years. Except where noted, no other executive officer received total annual salary and bonus of at least US$100,000 during those periods.

TABLE 1

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
				Other
				Annual	Restricted
Name and				Compen-	Stock		LTIP	All Other
Principal		Salary	Bonus	sation	Award(s)	Options/	Payouts	Compensa-
Position	Year	($)	($)	($)	($)	SARs(#)	($)	tion ($)

Laith I. Nosh, President & CEO [1]	2006	$118,396	-0-	12,000	-0-	150,000[4]	-0-	-0-
Laith I. Nosh, President & CEO [1]	2005	$110,632	-0-	13,700	-0-	40,000[3]	-0-	-0-
Laith I. Nosh, President & CEO [1]	2004	$82,500	-0-	8,855	-0-	550,000[2]	-0-	-0-
Raymond L. Polman, CFO [5]	2006	$104,483	-0-	-0-	-0-	150,000[6]	-0-	-0-
Raymond L. Polman, CFO [5]	2005	$97,620	-0-	-0-	-0-	25,000[7]	-0-	-0-
Raymond L. Polman, CFO [5]	2004	$65,188	-0-	-0-	-0-	341,000[8]	-0-	-0-

1 Mr. Nosh became President & CEO of Ikona Gear International, Inc. on October 27, 2003 when Oban Mining Inc. acquire Ikona Gear USA, Inc. Mr. Nosh received no compensation prior to this date for his services, except from Ikona Gear USA, Inc. Mr. Nosh received his compensation in the form of management fees paid to his consultancy, Diversified Sciences Limited.
2 On June 28, 2005, pursuant to our 2003 Equity Incentive Plan, Mr. Nosh was granted 550,000 options with an exercise price of $1.10 per share. Of the options granted, 250,000 options shall be deemed vested immediately and the balance of 300,000 options shall be vested, pro rata, on a quarterly basis, beginning on September 28, 2005, and ending on June 28, 2006.
3 On July 13, 2006, pursuant to our 2003 Equity Incentive Plan, Mr. Nosh was granted 40,000 options with an exercise price of $0.65 per share pursuant to his services as a director and committee member. All the 40,000 options granted, vested immediately.
4 On July 24, 2006, pursuant to our 2003 Equity Incentive Plan, Mr. Nosh was granted 150,000 options with an exercise price of $0.27 per share pursuant to his services as a director and committee member. All of the options granted, vested immediately
5 Mr. Polman became CFO of Ikona Gear International, Inc. on December 1, 2003. Mr. Polman received no compensation prior to this date for his services. Mr. Polman receives his compensation in the form of management fees paid to his consultancy, Nomadic Financial Corp. As of November 8, 2006, Mr. Polman ceased to be the CFO of the Company and as of December 11, 2006, Mr. Polman resigned as a Director of the Company.
6 On July 24, 2006, pursuant to our 2003 Equity Incentive Plan, Mr. Polman was granted 150,000 options with an exercise price of $0.27 per share pursuant to his services as a director and committee member. All of the options granted, vested immediately.
7 On July 13, 2005, pursuant to our 2003 Equity Incentive Plan, Mr. Polman was granted 25,000 options with an exercise price of $0.56 per share pursuant to his services as a director and committee member. All of the options granted, vested immediately.
8 On December 1, 2003, pursuant to our 2003 Equity Incentive Plan, Mr. Polman was granted 341,000 options with an exercise price of $0.60 per share pursuant to his services as a director and committee member. Of the options granted, 250,000 shall be deemed vested immediately, and the balance of 91,000 shall be vested, pro rate, on a monthly basis for a period of 24 months, beginning December 1, 2003 and ending on November 30, 2005.

          None of the current executive officers were either employed or served in an executive or employment capacity with the company prior to assuming their duties for Ikona on October 28, 2003, subsequent to the last fiscal year of Ikona Gear. Upon acquiring Ikona Gear International, Inc., we adopted the fiscal year end of Ikona, being August 31, 2003. Prior to acquiring Ikona, our fiscal year end was December 31, 2002.

          No executive officer has received or will receive perquisites and other personal benefits which, in the aggregate, exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus paid during the fiscal year. See “Director Compensation” below for options granted during the fiscal year ended August 31, 2006, to any of the named executive officers. No options were exercised during the year ended August 31, 2006.

Director Compensation

          Each of our current directors received an option grant to purchase shares of our common stock under our Equity Incentive Plan. Directors generally receive options to purchase 150,000 shares of our common stock upon joining the board and further options to purchase 50,000 shares of our common stock for each committee on which they serve. We also have annual grants of options to purchase 100,000 shares of our common stock to directors who continue to serve. Directors who are also officers of our company generally receive an option to purchase an additional 150,000 shares of our common stock. Both, chairman of the board and secretary of the board, generally receive options to purchase 100,000 shares each. Directors who are employees of our company may be granted a further "dollar-weighted" option to acquire common stock when first employed by our company, whereby they receive an option to acquire one share of common stock per dollar of salary that they earn on an annualized basis. We may grant additional options to other directors commensurate with their roles and other subjective assessments of the compensation committee. Options are priced based on a 100% of their market value on the date of the grant. Options terminate ninety (90) days after services as a director or committee member are terminated.

          In a grant on December 1, 2003, Mr. Polman, our former chief financial officer and former director, was granted an option to purchase 341,000 shares of common stock at a purchase price per share of $0.60. Of the option grant, 250,000 of these shares relate to his services as a director and officer and vested upon issuance, and a further 91,000 shares were issued "dollar weighted" commensurate with his employment, subject to monthly vesting over a period of twenty-four months.

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

          In a grant on July 24, 2006, Mr. Polman was granted an option to purchase 150,000 shares of common stock at a purchase price of $0.27 and fully vested upon issuance, related to his services as a director.

          In a grant on July 24, 2006, Mr. Nosh was granted an option to purchase 150,000 shares of common stock at a purchase price of $0.27 and fully vested upon issuance, related to his services as a director.

          In a grant on July 24, 2006, Mr. Vosburgh was granted an option to purchase 120,000 shares of common stock at a purchase price of $0.27 and fully vested upon issuance, related to his services as a director.

          In a grant on July 24, 2006, Ms. Simon was granted an option to purchase 120,000 shares of common stock at a purchase price of $0.26 and fully vested upon issuance, related to her services as a director.

2003 Equity Incentive Plan

          On October 28, 2003, the board of directors authorized and our stockholders approved, the 2003 Equity Incentive Plan (“Equity Incentive Plan” or the “Plan”) for our officers, directors and other employees, plus outside consultants and advisors. Under the Equity Incentive Plan, our employees, outside consultants and advisors may receive awards of non-qualified options and incentive options, stock appreciation rights or restricted stock. A maximum of 4,400,000 shares of our common stock are subject to the Equity Incentive Plan. As of the date of this report, no stock appreciation rights or restricted stock has been granted under the Equity Incentive Plan, and we have granted options to purchase 4,331,500 shares of our common stock. To date no options have been exercised. The purpose of the Equity Incentive Plan is to provide employees, including our officers and employee directors, and non-employee consultants and advisors, with an increased incentive to make significant and extraordinary contributions to our long-term performance and growth, to join their interests with the interests of our shareholders, and to facilitate attracting and retaining employees of exceptional ability.

          Currently under the Plan we have issued 4,331,500 options of which 4,331,500 remain unexercised. The options have a weighted average exercise price of $0.51 per share. The stock that we may issue under our Equity Incentive Plan shall not exceed 4,400,000 shares of common stock (determined without giving effect to any stock split) but we may reclaim stock and re-issue terminated options. The exercise price of each incentive stock option shall be not less than 100% of the fair market value and such options may not be transferable. The exercise price of each non-statutory stock option shall be not less than 100% of the fair market value. The total number of shares of stock subject to an option may, but need not, be allotted in periodic installments at the discretion of the board of directors or the compensation committee. Options terminate on the earliest of (i) the date three months after termination, (ii) seven years from the date of grant, or (iii) an earlier date as previously agreed upon the by the board of directors or the compensation committee.

          The Plan may be administered by the board, or in the board's sole discretion by the compensation committee of the board or such other committee as may be specified by the board to perform the functions and duties of the committee under the Plan. Subject to the provisions of the Plan, the committee and the board shall determine, from those eligible to be participants in the Plan, the persons to be granted stock options, stock appreciation rights and restricted stock, the amount of stock or rights to be optioned or granted to each such person, and the terms and conditions of any stock option, stock appreciation rights and restricted stock.

Employment Agreements

          As part of the merger agreement with our predecessor company, we assumed a consulting services agreement with Mr. Laith I. Nosh, our president and chief executive officer, dated November 1, 2002, amended on April 1, 2005. The agreement continues until Mr. Nosh provides six months' notice of termination. Mr. Nosh received $118,396 in the year ended August 31, 2006. The salary is to be approved by the board on November 1 of each year. There is no commitment to increase Mr. Nosh's salary, but his salary is subject only to upward review. We also provide to Mr. Nosh a car allowance of $863 per month. The Board will implement suitable provisions by the Company towards the Executive’s pension arrangements in respect of his service with the Company from the first anniversary of the commencement of consulting services pursuant to agreement being an amount no less than 20% per annum of the executive’s basic gross salary

          As part of the merger agreement with our predecessor company, we assumed a consulting agreement with 110980 Investments Ltd., for the services of Mr. Dal Brynelsen, our executive vice president, dated March 1, 2003, which was terminated in October 31, 2005. Mr. Brynelsen ceased to be our executive vice president on October 31, 2005. Mr. Brynelsen received management fees of $12,750 for the two month period he served as our executive vice president in the year ended August 31, 2006.

          Our consulting agreement with Raymond L. Polman, CA, our former chief financial officer and former director, is dated December 1, 2003. The agreement was terminated and Mr. Polman ceased to be our chief financial officer as of November 8, 2006. Mr. Polman received $104,483 in the year ended August 31, 2006 and

$97,620 in the year ended August 31, 2005. Pursuant to the termination agreement, the Company agreed to pay Mr. Polman $26,000 and issue 200,000 restricted shares at $0.35 per share.

Item 13. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table sets forth information with respect to security ownership of certain beneficial owners of our common stock by:

*	each person who beneficially owns more than 5% of the common stock

          The table shows the number of shares owned as of November 30, 2006, and the percentage of outstanding common stock owned as of November 30, 2006. Each person has sole voting and investment power with respect to the shares shown, except as noted.

	Number of Shares	Percentage of Outstanding
	Of Common Stock	Shares Owned
	Beneficially	Current
Name and Address of Beneficial Owner	Owned (1)	(as of Nov 30, 2006) (2)

Dal Brynelsen 5825 San Soucie Road, RR 1, S11 Halfmoon Bay, BC Canada	1,593,416(3)	5.6

(1)

Security ownership of certain beneficial owners is based on information provided to us, and the beneficial owner has no obligation to inform us of or otherwise report any changes in beneficial ownership. Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)

The percentages shown are calculated based upon 28,207,950 shares of common stock outstanding on November 30, 2006. In calculating the percentage of ownership, unless as otherwise indicated, all shares of common stock that the identified person or group had the right to acquire within 60 days of the date of this report upon the exercise of options and warrants are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)

Mr. Brynelsen would be deemed the beneficial owner of an aggregate of 1,593,416 shares of our common stock. Of those shares, 900,000 are held directly by Mr. Brynelsen; and an aggregate of 693,416 shares are held by Mr. Brynelsen's spouse Ms. Denise Broderick.

          The following table sets forth information with respect to security ownership of management of our common stock by:

*	each of our executive officers named in the Management section;
*	each of our directors; and
*	all executive officers and directors as a group.

          The table shows the number of shares owned as of November 30, 2006 and the percentage of outstanding common stock owned as of November 30, 2006. Each person has sole voting and investment power with respect to the shares shown, except as noted.

	Number of Shares	Percentage of Outstanding
	Of Common Stock	Shares Owned
	Beneficially	Current
Name and Address of Beneficial Owner	Owned (1)	(as of Nov 30, 2006) (2)

Laith Nosh 1041 Millstream Road West Vancouver, BC Canada V7S2C6	6,740,000(3)	23.9

Raymond Polman 4649 West 13th Avenue Vancouver, BC Canada V6R 2V6	716,000(4)	2.5

Vladimir Scekic 411 - 7th Avenue New Westminster, BC Canada, V3L 1W6	762,500(5)	2.7

George Stefan 840 Vedder Place Port Coquitlam, BC Canada, V3B 8G4	762,500(6)	2.7

Sasha Tesic 307 – 15210 Pacific Avenue White Rock, BC, Canada, V4B 5L2	762,500(7)	2.7

Nicola Simon 2115 Ferndale Ave Vancouver, BC Canada, V5L 1Y3	240,000(8)	0.9

Joe Vosburgh 11018 164a Street Surrey, BC V4N5G8	220,000(9)	0.8

All Officers and Directors as a Group	10,203,500	36.2
_____________________

(1)

Security ownership of management is based on information provided to us, and the beneficial owner has no obligation to inform us of or otherwise report any changes in beneficial ownership. Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)

The percentages shown are calculated based upon 28,207,950 shares of common stock outstanding on November 30, 2006. In calculating the percentage of ownership, unless as otherwise indicated, all shares of common stock that the identified person or group had the right to acquire within 60 days of the date of this report upon the exercise of options and warrants are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)	Mr. Nosh is a director and our president and chief executive officer. Of the 6,740,000 shares, 3,250,000 are held directly by Mr. Nosh; an aggregate of 2,725,000 shares are held by Diversified Sciences Limited, a controlled corporation of Mr. Nosh; and an aggregate of 25,000 shares are held of record by Ikona, also a controlled corporation of Mr. Nosh. This includes 740,000 shares of common stock that are subject to an option. Of the shares subject to an option, 740,000 are fully vested and could be purchased within 60 days from the date of this report.

(4)

Mr. Polman is a former director and former chief financial officer. Of the 716,000 shares, 200,000 shares represent shares of common stock and 516,000 shares of common stock that are subject to option. Of the shares subject to an option, 516,000 are fully vested and could be purchased within 60 days from the date of this report.

(5)

Mr. Scekic is our vice president of business development. This represents a grant of shares of common stock of 762,500 that are subject to option. An option to purchase up to 150,000 shares is subject to quarterly vesting over a period of three years. Of the 150,000 shares subject to an option, 41,667, is fully vested and could be purchased within 60 days from the date of this report. Of the 612,500 shares subject to an option, 612,500 are fully vested and could be purchased within 60 days from the date of this report.

(6)

Mr. Stefan is our chief operating officer. This represents a grant of shares of common stock of 762,500 that are subject to option. An option to purchase up to 150,000 shares is subject to quarterly vesting over a period of three years. Of the 150,000 shares subject to an option, 41,667, is fully vested and could be purchased within 60 days from the date of this report. Of the 612,500 shares subject to an option, 612,500 are fully vested and could be purchased within 60 days from the date of this report.

(7)

Mr. Tesic is our chief engineering officer. This represents a grant of shares of common stock of 762,500 that are subject to option. An option to purchase up to 150,000 shares is subject to quarterly vesting over a period of three years. Of the 150,000 shares subject to an option, 41,667, is fully vested and could be purchased within 60 days from the date of this report. Of the 612,500 shares subject to an option, 612,500 are fully vested and could be purchased within 60 days from the date of this report.

(8)

Ms. Simon is one of our directors. This represents 20,000 shares of common stock that were held by her as an investment at the time she became a director, as well as an option to purchase 220,000 shares of common stock. Of the shares subject to an option, 220,000 and could be purchased within 60 days from the date of this report.

(9)

Mr. Vosburgh is one of our directors. This represents an option to purchase 220,000 shares of common stock that is fully vested. Of the shares subject to an option, 220,000 are fully vested and could be purchased within 60 days from the date of this report.

Item 14. Certain Relationships and Related Transactions

          Diversified, a consulting firm that is 100% owned by our president and chief executive officer provides services to us including the services of Laith I. Nosh as president and chief executive officer and in developing and executing our business plan. Total payments to Diversified in the year ended August 31, 2006 were $118,396 (2005 - $110,632), all of which was payment for Mr. Nosh's services.

          Nomadic Financial Corp., a consulting firm that is 100% owned by our former chief financial officer, provided corporate finance services to us including the services of Raymond L. Polman, CA as chief financial officer in the year ended August 31, 2006. Total payments to Nomadic Financial Corp. in the year ended August 31, 2006 were $104,473 (2005 - $97,620), all of which was payment for Mr. Polman’s services.

          110980 Investments Ltd., a consulting firm that is 100% owned by the spouse of our executive vice president, provides services to us, including the services of Mr. Dal Brynelsen, as executive vice president for the months of September and October 2006. Total payments to 110980 Investments Ltd. in year ended August 31, 2006 were $12,750 (2005 - $72,676), all of which was payment for Mr. Brynelsen's services.

Item 15. Exhibits and Reports on Form 8-K

(a) Exhibit No.		Title
*	2.1	Agreement and Plan of Reorganization, dated effective as of October 10, 2003, between Oban Mining, Inc. and Ikona Gear International, Inc.
**	3.1	Articles of Incorporation effective September 19, 2000
X	3.1.1	Amendment to Articles of Incorporation effective December 1, 2003
***	3.2	Amended Bylaws effective July 8, 2004
Section 906	31	Certification under Sarbanes Oxley
Section 302	32	Certification under Sarbanes Oxley
*****	10.1	2003 Equity Incentive Plan
****	10.2	Consulting Agreement dated November 1, 2002 with Laith I. Nosh
****	10.3	Consulting Agreement dated March 1, 2003 with 110980 Investments Ltd.
****	10.4	Consulting Agreement dated December 1, 2003 with Raymond L. Polman
****	10.7	Magna Advanced Technologies Letter Agreement dated April 8, 2003, and amendment dated April 30, 2004
******	10.8	Aircast Letter Agreement dated April 8, 2003, and amendment dated April 30, 2004
*******	17.1	Letter regarding director’s resignation from Raymond L. Polman
******	21.0	List of Subsidiaries
	22.1	Code of Ethics
********	4.1	Form of Subscription Agreement
*********	4.2	Form of Warrant
**********	4.3	Form of Promissory Note

*	Incorporated by reference from Quarterly Report on Form 10-QSB, filed with the Commission on October 23, 2003
**	Incorporated by reference from the Registration Statement on Form SB-2, filed with the Commission on January 18, 2001
***	Incorporated by reference from Quarterly Report on Form 10-QSB, filed with the Commission on July 14, 2004
****	Incorporated by reference from Quarterly Report on Form 10-QSB, filed with the Commission on January 20, 2004
*****	Incorporated by reference from the Information Statement on Form 14C, filed with the Commission on November 10, 2001
******	Incorporated by reference from Quarterly Report on Form 10-QSB, filed with the Commission on April 14, 2004
*******	Incorporated by reference from the registrant’s Form 8-K filed with the SEC on December 14, 2006
********	Form of Warrant, incorporated by reference to Exhibit 4.2 to the registrant's Form 8-K filed with the SEC on March 16, 2006 (file 000-49664).
*********	Form of Promissory Note, incorporated by r reference to Exhibit 4.3 to the registrant's Form 8-K filed with the SEC on March 16, 2006 (file 000-49664).
X Incorporated by reference from a Current Report on Form 8-K, filed with the Commission on December 5, 2003

(b) Reports on Form 8-K.

Current Report dated December 14, 2006 reporting director’s resignation.

Current Report dated November 11, 2006 reporting that Raymond L. Polman ceased serving as chief financial officer of Ikona Gear International, Inc as of November 8, 2006.

Current Report dated October 20, 2006 reporting on termination of a material definitive agreement.

On October 18, 2006, Ikona Gear International, Inc. provided notice to the holders of the Company’s 10% Convertible Promissory Notes due March 12, 2007 (the “Notes”) that the Company will redeem the Notes, plus accrued and unpaid interest thereon, for cash on November 2, 2006. In connection with the redemption, assuming no Notes are converted into shares of the Company’s common stock (the “Common Shares”), par value $0.00001 per share, the Company will be required to pay the 26 holders of the Notes aggregate cash consideration of $1,272,150.68.

Pursuant to Section 1.2(c) of the Notes, the Company is permitted to redeem the Notes, together with any accrued and unpaid interest, at any time on 15 days written notice. Pursuant to Section 2.1 of the Notes, each holder thereof has the right, for up to ten (10) business days after receiving notice of the Company’s intention to redeem the Notes, to convert the unpaid principal balance of the Notes held by such investor, and all accrued interest thereon, into such number of Common Shares that is equal to the unpaid principal plus accrued and unpaid interest on such holder’s Notes divided by $0.50 per Common Share.

Current Report dated August 29, 2006 reporting on entry into a definitive material agreement between Ikona Gear International, Inc. and Magna Drivetrain AG & Co. KG.

Item 16. Principal Accountant Fees and Services

     The following table details the aggregate fees billed to the Company by Dohan & Company, CPA’s, P.A., its independent auditors, for each of the last two fiscal years:

	2006	2005
Audit Fees	$ 33,700	$ 30.990
Audit-Related Fees	-0	-0
Tax Fees	-0	-0
All Other Fees	-0	-0
Total	$ 33,700	$ 30,990

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

IKONA GEAR INTERNATIONAL, INC.

Date: December 19, 2006	By:/s/ Laith I. Nosh
Laith I. Nosh, President and CEO

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laith I. Nosh	President, CEO and Director	December 12, 2006
Laith I. Nosh	(Interim Chief Financial Officer)

/s/ Nicola Simon	Director	December 12, 2006
Nicola Simon

/s/ Joe Vosburgh	Director	December 12, 2006
Joe Vosburgh	Executive VP