Form 10QSB
period 2006-11-30
IKONA GEAR INTERNATIONAL INC
filed 2007-01-12
CIK 1130809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

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

(604) 523-5500
(Issuer's telephone number)

______________________________________________________________
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
28,349,292 common shares outstanding as of January 5, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

IKONA GEAR INTERNATIONAL, INC.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States of America.

Interim Financials

IKONA GEAR INTERNATIONAL, INC.

(A Development Stage Company)
Consolidated Financial Statements
(Expressed in United States Dollars)
November 30, 2006
(Unaudited)

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Balance Sheet
(Unaudited)
November 30,
2006

ASSETS

Current assets:
Cash	$824,140
Accounts receivable	89,923
Other receivables	22,720
Work-in-process inventory	102,937
Prepaid expenses	57,920
Deferred taxes, net of valuation allowance of $2,029,100	-

Total current assets	1,097,640
Property and equipment (Note 5)	190,689
Deposits	39,168
Deferred expenses (Note 6)	207,588

Total assets	$1,535,085

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$244,940
Convertible notes payable (Note 8)	1,151,470
Current portion of lease payable (Note 10)	1,149
Current portion of loan payable (Note 9)	2,841
Unearned revenue	115,048

Total current liabilities	1,515,448
Lease payable (Note 10)	2,045
Loan payable (Note 9)	10,157

Total liabilities	1,527,650

Commitments (Notes 10 and 14)

Stockholders' equity
Common stock (Note 11)
Authorized
100,000,000 common shares, $0.00001 par value
28,149,292 common shares (2005 – 25,559,292 shares) issued and outstanding	280
Additional paid-in capital	5,976,341
Accumulated deficit during the development stage	(5,969,186)

Total stockholders' equity	7,435

Total liabilities and stockholders' equity	$1,535,085

The accompanying notes are an integral part of theses consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
	Cumulative
	Amounts
	From Inception
	(August 16,
	2001)
	to November 30,	Three Months Ended November 30,
	2006	2006	2005

REVENUES
Royalties	$206,058	$2,178	$1,725
Engineering services	582,507	109,199	27,000
TOTAL REVENUE	788,565	111,377	28,725
Cost of engineering services	(354,572)	(85,434)	(27,000)
Gross margin	433,993	25,943	1,725
EXPENSES
Amortization and depreciation	263,460	23,564	22,339
Business development (Note 6)	1,030,993	104,678	62,064
Corporate finance (Note 6 and 12)	699,479	118,298	20,484
Foreign exchange (gain) loss	3,831	(1,697)	1,092
General and administrative	364,902	52,619	26,066
Investor relations (Note 12)	587,306	70,439	15,688
Listing and filing fees	40,232	842	2,829
Manufacturing	25,702	25,702	-
Product development	89,939	89,939	-
Professional fees	408,144	44,208	14,018
Rent	190,461	17,655	18,175
Technology development (Note 12)	1,888,162	47,505	92,310
Travel and related	272,484	24,036	18,634

TOTAL EXPENSES	(5,865,095)	(617,788)	(293,699)
OTHER INCOME/(EXPENSES)
Interest income	33,287	7,793	2,740
Interest expense (Note 8)	(397,874)	(117,908)	-
Impairment of patents and trademark (Note 4)	(183,763)	-	-
Gain (loss) on disposal of assets (Note 5)	10,266	(4,151)	18,546

TOTAL OTHER INCOME/(EXPENSES)	(538,084)	(114,266)	21,286
Loss before income taxes	(5,969,186)	(706,111)	(270,688)
Income taxes	-	-	-
Net loss for the period	$(5,969,186)	$(706,111)	$(270,688)

Basic and diluted net loss per share		$(0.03)	$(0.01)

Weighted average number of common shares
outstanding – basic and diluted		27,690,061	25,312,699

The accompanying notes are an integral part of theses consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
	Cumulative
	Amounts
	From Inception
	(August 16, 2001)	Three Months
	to November 30,	Ended November 30,
	2006	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(5,969,186)	$(706,111)	$(270,688)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	263,460	23,564	22,339
Business development fees paid by stock options	4,831	4,831	-
Corporate finance fees paid by common stock and warrants	196,446	50,853	5,000
General and administrative fees paid by stock options	1,712	1,712	-
Investor relations fees paid by stock options and warrants	141,336	22,769	-
Manufacturing fees paid by stock options	5,549	5,549	-
Technology development fees paid by stock options	158,343	7,249	5,986
Amortization of corporate finance fees	127,662	49,651	-
Amortization of business development fees	36,750	15,750	-
Interest expense on convertible notes payable	397,874	117,908	-
Impairment of patents and trademark	183,763	-	-
Loss (gain) on disposal of assets	(10,380)	4,151	(18,546)
CHANGE IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(89,923)	(87,215)	-
Other receivables	(22,720)	(16,613)	(25,261)
Work-in-process inventory	(102,937)	(30,170)	(18,900)
Prepaid expenses	(57,920)	(1,682)	(2,550)
Accounts payable and accrued liabilities	249,940	135,317	(41,210)
Due to related party	-	-	2,443
Unearned revenue	115,048	20,791	-

Cash used in operating activities	(4,370,352)	(381,696)	(341,387)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances received prior to recapitalization	155,000	-	-
Due to related parties	(121,100)	-	-
Deferred expenses	(149,000)	-	-
Proceeds on loan payable	14,200
Repayment of loan payable	(1,202)	(983)	-
Payment of lease payable	(120)	(120)	-
Convertible notes payable	1,200,000	-	-
Issuance of common stock, net of issuance costs	4,529,000	900,000	276,000

Cash provided by financing activities	5,626,778	898,897	276,000
CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment acquired for cash	(415,844)	(91,325)	(37,318)
Proceeds on disposal of assets	22,726	-	18,546
Deposits	(39,168)	(39,168)	-
Cash used in investing activities	(432,286)	(130,493)	(18,772)
NET INCREASE (DECREASE) IN CASH	824,140	386,708	(84,159)
CASH AT BEGINNING OF PERIOD	-	437,432	371,614
CASH AT END OF PERIOD	$824,140	$824,140	$287,455
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of theses consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)
November 30, 2006
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

Effective October 30, 2003, the Company consummated an Agreement and Plan of Reorganization (the “Agreement”) pursuant to which it acquired 100% of the issued and outstanding shares of common stock of Ikona Gear USA, Inc. (formerly Ikona Gear International, Inc.) (“Ikona USA”). Under the terms of the Agreement, the shareholders of Ikona USA received, pro rata, an aggregate of 15,041,633 shares of common stock of the Company in exchange for 100% of the outstanding shares of Ikona USA. A principal shareholder of the Company surrendered for cancellation 14,500,000 shares of common stock, which resulted in the Ikona USA shareholders acquiring shares representing approximately 70% of the total issued and outstanding shares of the Company. As a result, the transaction was accounted for as a recapitalization of Ikona USA.

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

These unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at November 30, 2006, and for all periods presented, have been included. Interim results for the three month period ended November 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

November 30, 2006

Accumulated deficit during the development stage	$(5,969,186)
Working capital deficiency	$(417,808)

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)
November 30, 2006
(Unaudited)

Note 3 - Significant Accounting Policies Stock-Based Compensation

As a result of the amendments to SFAS 123R, the Company was required to expense the fair value of employee stock options over the vesting period beginning with this quarter ended November 30, 2006. The Company recorded the fair value of stock-based compensation expense from the amortization of stock options issued in prior periods to employees of $19,341 (2005 - $nil) during the three months ended November 30, 2006. The Company recorded $4,831 as business development, $1,712 as general and administrative, $5,549 as manufacturing and $7,249 as technology development expenses in the consolidated statement of operations for the three months ended November 30, 2006.

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and the consensus in Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”. During the three month period ended November 30, 2006, the Company recognized stock-based compensation expense of $nil relating to the fair value of stock options issued to non-employees. During the three months ended November 30, 2005, the Company recognized stock-based compensation expense of $5,986 relating to the fair value of stock options issued to non-employees which has been recorded in technology development in the consolidated statements of operations for the three months ended November 30, 2005.

During the three months ended November 30, 2005, the Company accounted for its employee stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. As such, compensation expense would be recorded on the date of grant only if the market value of the underlying stock at the date of grant exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock- Based Compensation” (“SFAS 123”), requires entities that continue to apply the provisions of APB 25 for transactions with employees to provide pro forma income (loss) and pro forma income (loss) per share disclosures for employee stock option grants made as if the fair value- based method defined in SFAS 123 had been applied to these transactions.

The following table illustrates the effect on loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Cumulative
	Amounts
	From
	Inception
	(August 16,	Three Months	Three Months
	2001) to	Ended	Ended
	November 30,	November 30,	November 30,
	2006	2006	2005

Net loss, as reported	$(5,969,154)	$(706,111)	$(176,500)

Deduct: Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(2,226,435)	-	(100,174)

Pro-forma net loss	$(8,195,589)	$(706,111)	$(276,674)

Basic and diluted net loss per share, as reported		$(0.03)	$(0.01)

Basic and diluted net loss per share, pro-forma		$(0.03)	$(0.01)

Weighted average number of common shares outstanding –
basic and diluted		27,690,061	25,312,699

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)
November 30, 2006
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

Note 5 – Property and Equipment

	November 30, 2006

		Accumulated
	Cost	Depreciation	Net Book Value

Computers and software	$125,623	$72,735	$52,888
Furniture	37,304	15,325	21,979
Equipment	145,021	57,424	87,597
Leasehold improvements	87,929	59,704	28,225

	$395,877	$205,188	$190,689

In the period ending November 30, 2006, the Company experienced a theft of computers and software with a net book value of $4,151. The Company removed computers and software with an historical cost of $5,798 and accumulated depreciation of $1,647 from its records and recorded a loss on disposal of $4,151.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)
November 30, 2006
(Unaudited)

Note 6 - Deferred Expenses

The Company has incurred business development and financing expenses which it has chosen to defer over the term of associated services being provided.

	Deferred		Deferred		Deferred
	Business		Finance		Finance
	Development		Expense		Expense		Total
Deferred Expense Incurred	$63,000	(a)	$165,000	(b)	$144,000	(c)	$372,000
Less: Amortization	(36,750)		(22,917)		(104,745)		(164,412)
Unamortized Deferred Expenses	$26,250		$142,083		$39,255		$207,588

a)

The Company entered into a one-year business development agreement in May 2006. In consideration, the Company agreed to pay $10,000 ($5,000 paid and $5,000 payable upon successful establishment of a joint venture or distribution partnership) and issued 100,000 shares at $0.58 per share. The Company recorded deferred expenses of $63,000 and is amortizing the deferred expenses over the one year term of the agreement. For the three month period ended November 30, 2006, the Company recorded a charge to business development fees of $15,750.

b)

The Company entered into an investment banking agreement in July 2006 and issued 500,000 shares of common stock, subject to the release of 100,000 shares immediately, 100,000 shares in one year, and 300,000 in two years, with all shares subject to normal trading restrictions. The Company recorded deferred expenses of $165,000 and is amortizing the amount over the 36 month term of the agreement. For the three month period ended November 30, 2006, the Company recorded a charge to corporate finance fees of $13,750.

c)

The Company completed a $1,200,000 financing of convertible promissory notes in March 2006 (Note 8) and incurred commissions of $144,000 at that time. The Company has recorded the commissions as deferred expenses and is amortizing the amount over the one year term of the promissory notes. For the three month period ended November 30, 2006, the Company recorded a charge to corporate finance fees of $35,901.

Note 7 - Related Party Transactions

The Company entered into the following transactions with related parties during the three-month period ending November 30, 2006:

a)	Paid or accrued business development fees of $30,259 (2006 - $28,881) to a company controlled by a director of the Company.

b)	Paid or accrued corporate finance fees of $17,800 (2006 - $25,484) to a company controlled by a former director of the Company.

c)	Paid or accrued business development fees of $nil (2006 - $19,559) to a company controlled by a relative of a director of the Company.

These transactions are in the normal course of operations and are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)
November 30, 2006
(Unaudited)

Note 8 - Convertible Notes Payable

On March 3, 2006, and March 13, 2006, the Company closed on a private placement of 2,400,000 units for cash proceeds of $1,056,000 (gross proceeds of 1,200,000, net of issuance costs of $144,000). Each unit consists of a convertible promissory note (the “Note”) convertible at the option of the holder into common stock at a price of $0.50 per share, and a detachable warrant to purchase shares of common stock at $0.59 per share until March 13, 2011. The fair value of the warrants granted by the Company is $350,404. The Company has recorded a debit to convertible notes payable and a credit to additional paid-in capital. The Company is amortizing the warrant value over the one year term of the promissory notes. For the three month period ended November 30, 2006, the Company recorded a charge to interest expense of $87,601. The fair market value of the common stock into which the promissory notes were convertible at that time of issuance was $1,296,000. The Company has recorded a beneficial conversion feature of $96,000 and recorded a debit to convertible notes payable and a credit to additional paid in capital.

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

Note 9 - Loan Payable

In March 2006, the Company entered into an agreement for the purchase of computer server equipment. The amount financed is $14,200 (C$15,954.52), amortization period is 48 months and interest rate is 17.99% .

Note 10 - Lease Payable

In September 2006, the Company entered into a lease agreement for two computers. The amount of the lease is $3,314 (C$3,766), monthly payments are $159, amortization period is 24 months, interest rate is 14% and the purchase option is $1.

Minimum future annual lease payments are as follows:

2007	$1,149
2008	1,731
2009	314
Total	$3,194

Note 11 – Common Stock

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

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)
November 30, 2006
(Unaudited)

Note 11 – Common Stock (continued)

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

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)
November 30, 2006
(Unaudited)

Note 11 – Common Stock (continued)

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

In September, 2006, the Company issued 190,000 units at a price of $0.50 per unit for cash proceeds of $90,000 (gross proceeds of $95,000 net of finders’ fees of $5,000). Each unit consists of one share of common stock and one-half of one non-transferable share purchase warrant whereby each whole warrant entitles the holder to acquire one additional share of common stock at a price of $0.60 per share for a period of one year.

Note 12 – Stock Options and Warrants Stock Options

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

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)
November 30, 2006
(Unaudited)

Note 12 – Stock Options and Warrants (continued) Stock Option (continued)

		Weighted Average Exercise
	Number of Options	Price
Options outstanding, August 31, 2006	4,331,500	$ 0.51
Issued	-	-
Exercised	-	-
Expired	(40,000)	0.50
Options outstanding, November 30, 2006	4,291,500	0.51
Options exercisable, November 30, 2006	3,884,931	$ 0.51

A summary of stock options outstanding at November 30, 2006, is as follows:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price	Number	Life	Price	Number	Price
$0.27	540,000	5.65 years	$ 0.27	540,000	$ 0.27
0.34	23,000	5.72 years	0.34	2,556	0.34
0.35	1,837,500	5.72 years	0.35	1,837,500	0.35
0.36	108,000	5.65 years	0.36	15,000	0.36
0.45	450,000	5.01 years	0.45	162,500	0.45
0.56	165,000	4.62 years	0.56	165,000	0.56
0.60	341,000	4.00 years	0.60	341,000	0.60
0.75	100,000	4.50 years	0.75	100,000	0.75
1.10	727,000	3.58 years	1.10	721,375	1.10
	4,291,500			3,884,931

A summary of stock-based compensation expenses related to non-employee consultants is recorded as at November 30, 2006, is as follows:

	Cumulative Amounts
	From Inception
	(August 16, 2001) to	Three months ended
	November 30,	November 30,
	2006	2006	2005

Corporate finance	$196,446	$50,853	$-
Technology development	151,094	-	5,986
Investor relations	141,336	22,769	-

Total non-cash compensation expenses	$488,876	$73,622	$5,986

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)
November 30, 2006
(Unaudited)

Note 12 – Stock options and Warrants (continued) Warrants

In March 2005, the Company issued 50,000 warrants at a price of $0.75 per warrant in payment of investor relations consulting fees. These warrants were valued at $16,408 which was recognized over twelve months, being the period of the service contract.

In February 2006, the Company entered into an investment banking agreement and issued 751,000 warrants in March 2006, at an exercise price of $0.50 per warrant, exercisable for a five year period ending March 13, 2011. The fair value of the warrants issued was $203,426. The Company is recognizing this amount over the term of the agreement and accordingly has recorded $50,853 as corporate finance fees for the three month period ended November 30, 2006.

In May 2006, the Company signed a one-year agreement for investor relations services and issued 400,000 warrants exercisable for a two year period at an exercise price of $0.59 per warrant. The fair value of the warrants issued was $91,075. The Company is recognizing this amount over the term of the agreement and accordingly has recorded $22,769 of investor relations fees for the three month period ended November 30, 2006.

		Weighted Average
	Number of Warrants	Exercise Price
Warrants outstanding, August 31, 2006	6,270,016	$0.76
Issued	995,000	0.60
Exercised	-	-
Expired	-	-
Warrants outstanding, November 30, 2006	7,265,016	$0.74
Warrants exercisable, November 30, 2006	7,265,016	$0.74
Weighted average fair value of warrants granted in the period		$-

The summary of warrants outstanding is as follows:

			2007	2008
			Exercise	Exercise	Expiry
Issuances	Issued	Outstanding	Price	Price	Date
February 29, 2004	310,332	310,332	$1.40	$-	February 28, 2007
March 29, 2004	677,469	677,469	1.40	-	March 29, 2007
April 30, 2004	231,215	231,215	1.40	-	April 30, 2007
July 31, 2004	3,333	3,333	1.40	-	July 31, 2007
March 31, 2005	1,046,667	1,046,667	1.40	-	March 31, 2007
March 31, 2005	50,000	50,000	0.75	0.75	March 31, 2010
October 25, 2005	400,000	400,000	1.00	1.40	October 25, 2007
March 13, 2006	751,000	751,000	0.50	0.50	March 13, 2011
March 13, 2006	2,400,000	2,400,000	0.59	0.59	March 13, 2011
May 2, 2006	400,000	400,000	0.59	0.59	May 2, 2008
September 21, 2006	995,000	995,000	0.60	0.60	September 21, 2007

Total outstanding	7,265,016	7,265,016

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)
November 30, 2006
(Unaudited)

Note 13 - Segment Information

The Company’s operations were conducted in one reportable segment, being the development and commercialization of a unique patented gearing technology, primarily in Canada and USA.

		Three Months
		Ended
		November 30,
		2006
	USA.	Canada	Total

REVENUES	$-	$111,377	$111,377

LONG-LIVED ASSETS	$-	$190,689	$190,689

Note 14 – Commitments

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

In September 2006, the Company entered into a premises sublease for office and workshop facilities for a period of 42 months commencing December 1, 2006. The premises lease commits the Company to a net annual rental expense of $131,000 in 2007 (C$148,864), $132,600 in 2008 (C$150,682), $134,600 in 2009 (C$152,955) and additional annual operating costs estimated at $40,016 (C$45,473) for a period of 42 months ending May 29, 2010. The Company provided a deposit of two months of rent equaling $30,497 (C$34,656) which is included in prepaid expenses as at November 30, 2006.

Note 15 – Subsequent Events

In December 2006, the Company reached a termination settlement with the former chief financial officer and director of the Company. Pursuant to the settlement, the Company has paid $26,700 and issued 200,000 shares at a price of $0.35 per share to the former chief financial officer.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion and analysis covers material changes in the financial condition of Ikona Gear International, Inc., (the "Company") since August 31, 2006, and material changes in our results of operations for the three months ended November 30, 2006, as compared to the same period in 2005. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2006, including audited financial statements contained therein, as filed with the Securities and Exchange Commission.

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

We maintain our principal executive offices at 1650 Brigantine Drive, Unit #100, Coquitlam, British Columbia, Canada, V3K 7B5. Our telephone number is (604) 523-5500. Our internet website address is www.ikonagear.com.

Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended November 30, 2006, and November 30, 2005, should be read in conjunction with our most recent audited annual financial statements as of August 31, 2006, filed under Form 10-KSB on December 20, 2006, and the related notes that appear elsewhere in this quarterly report.

Three Month Period Ended November 30, 2006 (“First Quarter 2007”) compared to Three Month Period Ended November 30, 2005 (“First Quarter 2006”).

REVENUES. Revenues are generated from the provision of engineering services and from licensing royalties. In the three months ended November 30, 2006, we generated revenues of $111,377 ($109,199 from Schlumberger and $2,178 from Aircast Inc.). In the three months ended November 30, 2005, we generated revenues of $27,000 from Andrew Corporation and $1,725 from Aircast Inc. The increase in revenue reflects delivery of two prototype gearboxes for use in the oil & gas applications to Schlumberger Inc.

COST OF ENGINEERING SERVICES. Our cost of engineering services consists of engineering fees and salaries attributable directly to project revenues. Our cost of engineering services in the three months period ended November

30, 2006 was $85,434. In the comparative period, we recorded $27,000 as cost of engineering services. The increase in cost of engineering services reflects assembly costs of gearboxes for use in the oil & gas applications.

AMORTIZATION AND DEPRECIATION. We record depreciation expense on our property and equipment, and amortization expense on our capitalized patents and trademark costs. In the three months ended November 30, 2006, we recorded depreciation of $23,564. In the comparative period, we recorded depreciation expense of $22,339 for the three months ended November 30, 2005.

BUSINESS DEVELOPMENT. Business development expense reflects internal and external costs to market our business opportunity to existing clients and potential new clients. Business development expense includes: the salaries and benefits of our president and our vice president; and fees paid to external consultants. Business development expense was $104,678 for the three months ended November 30, 2006. In the three months ended November 30, 2005, we recorded business development expense of $62,064. The increase in business development expenses pertains to consultancy advisory agreement with Gulf Am Consulting Partners (“Gulf Am’) for the amount of $36,750 and non-cash stock-based compensation expense to employees in amount of $4,831.

CORPORATE FINANCE. Corporate finance expense reflects costs associated with fees paid to maintain the corporate finance function within our company. These fees were paid to our former CFO and external consultants who oversee accounting, auditing, fund-raising and regulatory reporting functions for our company. Corporate finance expense was $118,298 for the three months ended November 30, 2006. In the comparative period, we recorded corporate finance expense of $20,484 for the three months ended November 30, 2005. The increase in corporate finance expense pertains to increased fees to investment bankers for fund-raising and advisory services for the amount of $49,645 and non-cash corporate finance fees paid by common stock and warrants in amount of $50,853.

GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of administrative salaries and benefits, office supplies, telephone and telecommunications expenses, courier and other general costs not attributable directly to other Income Statement line items. Our selling, general and administrative expenses were $52,619 for the three months ended November 30, 2006. In the comparative period, we recorded general and administrative expenses of $26,066 for the three months ended November 30, 2005. The increase in general and administrative expense pertains to additional office supplies and maintenance fees related to increased commercial activities relative to the same period in the prior year and non-cash stock-based compensation expense to employees in amount of $1,712.

INVESTOR RELATIONS. Our investor relations expense consists primarily of external consulting fees and associated communications costs to increase investors’ awareness of our company. Investor relations expenses were $70,439 for the three months ended November 30, 2006. In the comparative period, there were recorded investor relations expenses of $15,688 for the three months ended November 30, 2005. The increase in expense is associated with communication costs to increase investors’ awareness of our company in amount of $47,670 and non-cash investor relations fees paid by warrants in amount of $22,769.

LISTING AND FILING FEES. Our listing and filing fees expense consist primarily of external consulting fees and associated communication costs to convert our regulatory filings into Edgar filing format. Listing and filing fees expense were $842 for the three months ended November 30, 2006. In the comparative period, we record listing and filing fees expense of $2,829 for the three months ended November 30, 2005.

MANUFACTURING. Our manufacturing expense consists primarily of indirect manufacturing costs, including manufacturing supplies and salaries that are not attributable to costs of engineering services. Our manufacturing expense was $25,702 for the three months ended November 30, 2006. This amount includes non-cash stock-based compensation expense to employees in amount of $5,549. In the comparative period, we recorded no manufacturing expense as we were not in the business of manufacturing.

PRODUCT DEVELOPMENT. Our product development expense consists primarily of engineering salaries and fees directly attributable to product development. Our product development expense was $89,939 for the three months ended November 30, 2006. In the comparative period, we recorded no product development expense as we were not in the business phase of product development.

PROFESSIONAL FEES. Our professional fees expense consists primarily of external consulting fees associated with our auditors and our US corporate and securities counsel. Professional fees expense was $44,208 for the three months ended November 30, 2006. In the comparative period, we recorded professional fees expense of $14,018 for the three months ended November 30, 2005. The increase in professional fees is associated with increased legal and securities attorney fees related to the settlement with our former CFO, increased audit fees and increased external consulting fees related to preparation of our annual report.

RENT. Our rent expense consists primarily of an office premises lease and associated variable costs such as property taxes, maintenance, and costs passed on to us regarding our lease agreement. Rent expense was $17,655 for the three months ended November 30, 2006. In the comparative period, we recorded rent expense of $18,175 for the three months ended November 30, 2005.

TECHNOLOGY DEVELOPMENT. Technology development expense reflects internal and external costs to develop our technology including attributable salaries of our engineers, fees paid to external consultants, and materials and supplies consumed by our department in advancing our core intellectual property. Technology development expense was $47,505 for the three months ended November 30, 2006, and includes non-cash stock-based compensation expense to employees in amount of $7,249. In the comparative period, we recorded technology development expense of $92,310 for the three months ended November 30, 2005. The decrease in technology development expense is due primarily to utilization of our engineering team on client projects.

TRAVEL AND RELATED. Travel and related expense includes all of our travel costs associated with travel including travel for business development, research and development, and corporate finance. Included in travel are the costs of flights, trains, automotive rentals, accommodations, meals and other associated travel costs. Travel and related expense was $24,036 for the three months ended November 30, 2006. In the comparative period, we recorded travel and related expense of $18,634. The increase in expense is associated with travel arrangements in Europe during the three monts ended November 30, 2006.

Liquidity and Capital Resources

As at November 30, 2006, our total cash was $824,140, our working capital deficiency was $417,808, and our stockholders’ equity was $7,435. Since inception, we have incurred cumulative losses of $5,969,186. Our current working capital is expected to be sufficient to satisfy our operating requirements for approximately six months. Our ability to satisfy projected working capital requirements is dependent upon our ability to generate revenue and to secure additional funding through public or private sales of securities, including equity securities. There is no assurance that we will secure the necessary capital on terms acceptable to us. If we are unable to raise additional capital when needed, this could have a material adverse affect on us, including possibly requiring us to curtail or cease our operations.

In the three months ended November 30, 2006, our operations consumed $381,696. Our net loss of $706,111 was partially offset by depreciation of $23,564, also reduced by $92,963 of various non-cash expenses, deferred non-cash interest expenses of $117,908, and amortization fees of $65,401. In arriving at our net cash consumed in operations, our net loss was decreased by $4,151 of non-cash loss on disposal of assets and increased by $20,428 of cash consumed in our operating assets and liabilities, resulting in net cash used in operations of $381,696.

In the three months ended November 30, 2006, we spent $91,325 on new furniture, machinery and equipment, and $39,168 on deposits on equipment, for net cash consumed in investing activities of $130,493.

In the three months ended November 30, 2006, we generated $898,897 from our financing activities. We received a private placements of $995,000 ($900,000 net of associated fees) in September 2006, related to the investment of various non-US investors for investment purposes. Our cash flow from financing activities was decreased by repayment of loan payable in amount of $983 and payments on lease payable in amount of $120.

In total, our cash increased by $386,708 to $824,140 for the three month period ended November 30, 2006. Our cash was $287,455 as of November 30, 2005.

Item 3. Controls and Procedures

Laith Nosh, our principal chief executive officer and interim chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2006, and based on such evaluation, has concluded, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. Other than the departure of our chief financial officer, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

Part II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2006, we issued 1,800,000 units at a price of $0.50 per unit for cash proceeds of $810,000 (gross proceeds of $900,000 net of finder’s fees of $90,000). Each unit consists of one common share and one-half share purchase warrant. Each whole warrant entitles the holder to purchase one additional share of common stock at a price of $0.60 per share for a period of one year from the date of issuance. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Reg S there under.

In September, 2006, we issued 190,000 units at a price of $0.50 per unit for cash proceeds of $90,000 (gross proceeds of $95,000 net of finders’ fees of $5,000). Each unit consists of one share of common stock and one-half of one non-transferable share purchase warrant whereby each whole warrant entitles the holder to acquire one additional share of common stock at a price of $0.60 per share for a period of one year. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Reg S there under.

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

Item 5. Other Information

In December 2006, the Company reached a termination settlement with the former chief financial officer and director of the Company. Pursuant to the settlement, the Company has paid $26,700 and issued 200,000 shares at a price of $0.35 per share to the former chief financial officer.

Item 6. Exhibits

(a)

Exhibit No.	Description

31.1	Certification of Principal Executive Officer

32.1	Certificate pursuant to 18 USC Section 1350

SIGNATURES

In accordance with the requirements of the Securities Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKONA GEAR INTERNATIONAL, INC.
Registrant

By: /s/ Laith Nosh	By: /s/ Laith Nosh
Laith Nosh, President & CEO	Laith Nosh, Interim CFO
Date: January 11, 2007	(Principal Financial and Accounting Officer)
Date: January 11, 2007