Form 10QSB
period 2007-02-28
IKONA GEAR INTERNATIONAL INC
filed 2007-04-19
CIK 1130809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [   ] to [   ]

Commission file number 000-49664

IKONA GEAR INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0474903
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1650 Brigantine Drive, Unit #100
Coquitlam, British Columbia
Canada, V3K 7B5
(Address of principal executive offices)

(604) 523-5500
(Issuer's telephone number)

___________________________________________________
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

28,917,792 common shares outstanding as of April 17, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

IKONA GEAR INTERNATIONAL, INC.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States of America.

The consolidated financial statements included herein have been prepared by Ikona Gear International, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of February 28, 2007, and its results of operations for the three and six-month periods ended February 28, 2007 and 2006 and its cash flows for the six-month periods ended February 28, 2007 and 2006. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in United States Dollars)

February 28, 2007
(Unaudited)

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Balance Sheet
(Unaudited)

February 28,
2007

ASSETS

Current assets:
Cash	$21,508
Accounts receivable, net of allowance of $ -	139,412
Other receivables	36,073
Work-in-process inventory	297,741
Prepaid expenses	55,487
Deferred taxes, net of valuation allowance of $2,427,000	-

Total current assets	550,221
Property and equipment (Note 5)	326,413
Deferred expenses (Note 6)	142,581

Total assets	$1,019,215

LIABILITIES AND DEFICIENCY IN ASSETS

Current liabilities:
Accounts payable and accrued liabilities	$540,841
Convertible notes payable (Note 8)	1,269,764
Current portion of capital lease payable (Note 10)	1,581
Current portion of loan payable (Note 9)	2,908
Unearned revenue	95,009

Total current liabilities	1,910,103
Capital lease payable (Note 10)	1,183
Loan payable (Note 9)	9,166

Total liabilities	1,920,452
Commitments (Note 10 and 14)
Deficiency in assets
Common stock (Note 11)
Authorized
100,000,000 common shares, $0.00001 par value
28,349,292 common shares issued and outstanding	282
Additional paid-in capital	6,236,680
Accumulated deficit during the development stage	(7,138,199)
Total deficiency in assets	(901,237)

Total liabilities and deficiency in assets	$1,019,215

The accompanying notes are an integral part of theses consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Cumulative
	Amounts
	From Inception
	(August 16,
	2001) to	Three Months Ended		Six Months Ended
	February 28,	February 28,		February 28,
	2007	2007	2006	2007	2006
REVENUES
Royalties	$207,736	$1,678	$1,720	$3,856	$3,445
Engineering services	797,852	215,345	53,376	324,544	80,376
TOTAL REVENUE	1,005,588	217,023	55,096	328,400	83,821
Cost of engineering services	(565,567)	(210,995)	(53,376)	(296,429)	(80,376)
Gross margin	440,021	6,028	1,720	31,971	3,445
EXPENSES
Amortization and depreciation	298,080	34,620	24,582	58,184	46,921
Business development (Note 6)	1,113,217	82,224	63,640	186,902	125,704
Corporate finance (Note 6 and 12)	895,383	195,904	53,019	314,202	73,503
Foreign exchange loss	5,572	1,741	1,081	44	2,173
General and administrative	443,326	78,310	22,774	130,929	48,840
Investor relations (Note 12)	751,360	164,054	17,696	234,493	33,384
Listing and filing fees	41,610	1,378	2,703	2,220	5,532
Manufacturing	164,547	138,845	-	164,547	-
Product development	222,361	132,422	-	222,361	-
Professional fees	510,409	102,265	32,968	146,473	46,986
Rent	249,754	59,293	22,357	76,948	40,532
Technology and development (Note 12)	1,928,338	40,176	105,069	87,681	197,379
Travel and related	300,798	28,314	4,780	52,350	23,414
TOTAL (EXPENSES)	(6,924,755)	(1,059,546)	(350,669)	(1,677,334)	(644,368)
OTHER INCOME (EXPENSES)
Interest income	36,086	2,799	882	10,592	3,622
Interest expense (Note 8)	(516,168)	(118,294)	-	(236,202)	-
Impairment of patents and trademark
(Note 4)	(183,763)	-	-	-	-
Gain (loss) on disposal of assets	10,380	-	-	(4,151)	18,546
TOTAL OTHER INCOME (EXPENSES)	(653,465)	(115,495)	882	(229,761)	22,168
(Loss) before income taxes	(7,138,199)	(1,169,013)	(348,067)	(1,875,124)	(618,755)
Income taxes	-	-	-	-	-
Net (loss) for the period	$(7,138,199)	$(1,169,013)	$(348,067)	$(1,875,124)	$(618,755)
Basic and diluted net (loss) per share		$(0.04)	$(0.01)	$(0.07)	$(0.02)
Weighted average number of common shares
outstanding – basic and diluted		28,349,292	25,559,292	28,005,701	25,435,314

The accompanying notes are an integral part of theses consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Cumulative
	Amounts
	From Inception
	(August 16, 2001)	Six Months
	to February 28,	Ended February 28,
	2007	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(7,138,199)	$(1,875,124)	$(618,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	298,080	58,184	46,921
Business development fees paid by stock options	9,662	9,662	-
Corporate finance fees paid by common stock and warrants	317,293	171,700	32,119
General and administrative fees paid by stock options	3,424	3,424	-
Investor relations fees paid by stock options and warrants	261,489	142,922	-
Manufacturing fees paid by stock options	11,098	11,098	-
Technology development fees paid by stock options	165,592	14,498	5,986
Amortization of corporate finance fees	176,919	98,908	-
Amortization of business development fees	52,500	31,500	-
Interest expense on convertible notes payable	516,168	236,202	-
Impairment of patents and trademark	183,763	-	-
Loss (gain) on disposal of assets	(10,380)	4,151	(18,546)
CHANGE IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(139,412)	(136,704)	(87,000)
Other receivables	(36,073)	(29,966)	1,880
Work-in-process inventory	(297,741)	(224,974)	(57,314)
Prepaid expenses	(55,487)	751	(13,294)
Accounts payable and accrued liabilities	545,841	431,218	50,791
Due to related party	-	-	2,593
Unearned revenue	95,009	752	64,698

Cash used in operating activities	(5,040,454)	(1,051,798)	(589,921)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances received prior to recapitalization	155,000	-	-
Due to related parties	(121,100)	-	-
Deferred expenses	(149,000)	-	-
Proceeds on loan payable	14,200
Repayment of loan payable	(2,126)	(1,907)	-
Payment of capital lease payable	(550)	(550)	-
Convertible notes payable	1,200,000	-	-
Issuance of common stock, net of issuance costs	4,529,000	900,000	276,000

Cash provided by financing activities	5,625,424	897,543	276,000
CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment acquired for cash	(586,188)	(261,669)	(49,448)
Proceeds on disposal of assets	22,726	-	18,546
Cash used in investing activities	(563,462)	(261,669)	(30,902)
NET INCREASE (DECREASE) IN CASH	21,508	(415,924)	(344,823)
CASH AT BEGINNING OF PERIOD	-	437,432	371,614
CASH AT END OF PERIOD	$21,508	$21,508	$26,791
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of theses consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)
February 28, 2007
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

These unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at February 28,2007, and for all periods presented, have been included. Interim results for the six-month period ended February 28, 2007, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

The Company is in default for not having repaid unsecured, convertible notes in a private placement. The company has been engaged in discussions with representatives of Westminster Securities Corporation in an effort to extend the notes. As of the date of this report, no extension agreement has been reached and there can be no assurance that the Company will be successful in efforts to extend the notes.

The operations of the Company have primarily been funded by the issuance of capital stock, debt financings and advances from related parties. Continued operations of the Company are dependent on the Company's ability to complete additional equity financings or generate profitable operations in the future. Management's plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on terms reasonable to the Company.

February 28, 2007

Accumulated deficit during the development stage	$(7,138,199)
Working capital (deficiency)	$(1,359,882)

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)
February 28, 2007
(Unaudited)

Note 3 - Significant Accounting Policies Stock-Based Compensation

As a result of the amendments to Statement of Financial Accounting Standards 123 R (“SFAS 123R”), the Company was required to expense the fair value of employee stock options over the vesting period beginning with this six-month period ended February 28, 2007. The Company recorded the fair value of stock-based compensation expense from the amortization of stock options issued in prior periods to employees of $38,682 (2006 - $nil) during the six months ended February 28, 2007. The Company recorded $9,662 as business development, $3,424 as general and administrative, $11,098 as manufacturing and $14,498 as technology development expenses in the consolidated statement of operations for the six months ended February 28, 2007.

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and the consensus in Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”. During the six-month period ended February 28, 2007, the Company did not recognize stock-based compensation expense relating to the fair value of stock options issued to non-employees. During the six months ended February 28, 2006, the Company recognized stock-based compensation expense of $38,105 relating to the fair value of stock options and warrants issued to non-employees which has been recorded in technology development in the amount of $5,986 and in corporate finance in amount of $32,119 in the consolidated statements of operations for the six months ended February 28, 2006.

During the six months ended February 28, 2006, the Company accounted for its employee stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. As such, compensation expense was recorded on the date of grant only if the market value of the underlying stock at the date of grant exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock- Based Compensation” (“SFAS 123”), requires entities that continue to apply the provisions of APB 25 for transactions with employees to provide pro forma income (loss) and pro forma income (loss) per share disclosures for employee stock option grants made as if the fair value- based method defined in SFAS 123 had been applied to these transactions.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)
February 28, 2007
(Unaudited)

Note 3 - Significant Accounting Policies (continued) Stock-Based Compensation (continued)

The following table illustrates the effect on loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Cumulative
	Amounts
	From
	Inception
	(August 16,	Six Months	Six Months
	2001) to	Ended	Ended
	February 28,	February 28,	February 28,
	2007	2007	2006

Net loss, as reported	$(7,138,199)	$(1,875,124)	$(618,755)

Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(2,226,435)	-	(207,327)

Pro-forma net loss	$(9,364,634)	$(1,875,124)	$(827,082)

Basic and diluted net loss per share, as reported		$(0.07)	$(0.02)

Basic and diluted net loss per share, pro-forma		$(0.07)	$(0.03)

Weighted average number of common shares outstanding –
basic and diluted		28,005,701	25,435,314

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

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)
February 28, 2007
(Unaudited)

Note 5 – Property and Equipment

	February 28, 2007

		Accumulated
	Cost	Depreciation	Net Book Value

Computers and software	$126,722	$83,524	$43,198
Furniture	41,073	17,316	23,757
Equipment	303,047	71,460	231,587
Leasehold improvements	95,379	67,508	27,871

	$566,221	$239,808	$326,413

In the six-month period ending February 28, 2007, the Company experienced a theft of computers and software with a net book value of $4,151. The Company removed computers and software with an historical cost of $5,798 and accumulated depreciation of $1,647 from its records and recorded a loss on disposal of $4,151.

Note 6 - Deferred Expenses

The Company has incurred business development and financing expenses which it has chosen to defer over the term of associated services being provided.

	Deferred		Deferred		Deferred
	Business		Finance		Finance
	Development		Expense		Expense		Total
Deferred Expense Incurred	$63,000	(a)	$165,000	(b)	$144,000	(c)	$372,000
Less: Amortization	(52,500)		(36,667)		(140,252)		(229,419)
Unamortized Deferred Expenses	$10,500		$128,333		$3,748		$142,581

a)

The Company entered into a one-year business development agreement in May 2006. In consideration, the Company agreed to pay $10,000 ($5,000 paid and $5,000 payable upon successful establishment of a joint venture or distribution partnership) and issued 100,000 shares at $0.58 per share. The Company recorded deferred expenses of $63,000 and is amortizing the deferred expenses over the one year term of the agreement. For the six month period ended February 28, 2007, the Company recorded a charge to business development fees of $31,500.

b)

The Company entered into an investment banking agreement in July 2006 and issued 500,000 shares of common stock, subject to the release of 100,000 shares immediately, 100,000 shares in one year, and 300,000 in two years, with all shares subject to normal trading restrictions. The Company recorded deferred expenses of $165,000 and is amortizing the amount over the 36- month term of the agreement. For the six-month period ended February 28, 2007, the Company recorded a charge to corporate finance fees of $27,500.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)
February 28, 2007
(Unaudited)

Note 6 - Deferred Expenses (continued)

c)

The Company completed a $1,200,000 financing of convertible promissory notes in March 2006 (Note 8) and incurred commissions of $144,000 at that time. The Company has recorded the commissions as deferred expenses and is amortizing the amount over the one-year term of the promissory notes. For the six-month period ended February 28, 2007, the Company recorded a charge to corporate finance fees of $71,408.

Note 7 - Related Party Transactions

The Company entered into the following transactions with related parties during the six-month period ending February 28, 2007:

a)	Paid or accrued business development fees of $59,498 (2006 - $58,233) to a company controlled by a director of the Company.

b)	Paid or accrued corporate finance fees of $43,600 (2006 - $51,384) to a company controlled by a former director of the Company.

c)	Paid or accrued business development fees of $nil (2006 - $19,559) to a company controlled by a relative of a director of the Company.

These transactions are in the normal course of operations and are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

Note 8 - Convertible Notes Payable

On March 3, 2006, and March 13, 2006, the Company closed on a private placement of 2,400,000 units for cash proceeds of $1,056,000 (gross proceeds of 1,200,000, net of issuance costs of $144,000). Each unit consisted of an unsecured convertible promissory note (the “Note”) convertible at the option of the holder into common stock at a price of $0.50 per share, and a detachable warrant to purchase shares of common stock at $0.59 per share until March 13, 2011. The fair value of the warrants granted by the Company was $350,404. The Company has recorded a debit to convertible notes payable and a credit to additional paid-in capital. The Company is amortizing the warrant value over the one year term of the promissory notes. For the six-month period ended February 28, 2007, the Company recorded a charge to interest expense of $175,202. The fair market value of the common stock into which the promissory notes were convertible at that time of issuance was $1,296,000. The Company has recorded a beneficial conversion feature of $96,000 and recorded a debit to convertible notes payable and a credit to additional paid-in capital.

The Notes rank senior to other debt, bear interest at 10% per year, which accrues and is added to the outstanding principal amount on a daily basis. The holder of each Note has the right to convert the Note into shares of common stock at a conversion price of $0.50 per share. Notes with a face value of $600,000 were due on March 3, 2007, and Notes with a face value of $600,000 were due on March 13, 2007. As of the date of this report, the Company is in default for not having repaid the Notes on their respective maturity dates. The Company is in negotiations with Westminster Securities Corporation, which served as placement agent on the Note offering, in an effort to extend the maturity date of the Notes; however, there can be no assurance that we will be successful in obtaining the extension.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)
February 28, 2007
(Unaudited)

Note 8 – Convertible Notes Payable (continued)

The Notes, along with any accrued and unpaid interest, may be repaid at any time, upon 15 days notice to the holders of the Notes. The Notes must be repaid within 5 days after the Company receives proceeds of at least US$1,000,000 from the issuance of any additional securities. If, one year after the issue date of the warrants, a registration statement is not effective, the warrants may be exercised on a cashless basis.

Note 9 - Loan Payable

In March 2006, the Company entered into an agreement for the purchase of computer server equipment. The amount financed is $14,200 (C$15,954), amortization period is 48 months and interest rate is 17.99% .

Note 10 – Capital Lease Payable

In September 2006, the Company entered into a lease agreement for two computers. The amount of the lease is $3,314 (C$3,766), monthly payments are $159, amortization period is 24 months, interest rate is 14% and the purchase option is $1.

Note 11 – Common Stock

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

In December 2006, the Company issued 200,000 shares of common stock at a price of $0.35 per share in payment of a termination settlement with the former chief financial officer and director of the Company. The fees were recorded as corporate finance fees.

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

In January, 2007, the Company issued 200,000 stock options outside of the plan to an investor relations consultant at an exercise price of $0.63 per share.

IKONA GEAR INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)
February 28, 2007
(Unaudited)

Note 12 – Stock Options and Warrants (continued)

Stock Options (continued)

		Weighted Average
	Number of Options	Exercise Price
Options outstanding, August 31, 2006	4,331,500	$0.51
Issued	200,000	0.63
Exercised	-	-
Expired	(40,000)	0.50
Options outstanding, February 28, 2007	4,491,500	0.52
Options exercisable, February 28, 2007	4,135,223	$0.53

A summary of stock options outstanding at February 28, 2007, is as follows:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price	Number	Life	Price	Number	Price
$0.27	540,000	5.40 years	$ 0.27	540,000	$ 0.27
0.34	23,000	5.47 years	0.34	4,473	0.34
0.35	1,837,500	5.47 years	0.35	1,837,500	0.35
0.36	108,000	5.40 years	0.36	24,000	0.36
0.45	450,000	4.76 years	0.45	200,000	0.45
0.56	165,000	4.37 years	0.56	165,000	0.56
0.60	341,000	3.75 years	0.60	341,000	0.60
0.63	200,000	5.88 years	0.63	200,000	0.63
0.75	100,000	4.25 years	0.75	100,000	0.75
1.10	727,000	3.33 years	1.10	723,250	1.10
	4,491,500			4,135,223

The Company uses the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	4.25%
Dividend yield rate	0.00%
Price volatility	86.3%
Weighted average expected life of options	6 years

A summary of stock-based compensation expenses related to non-employee consultants is recorded as at February 28, 2007, is as follows:

Note 12 – Stock Options and Warrants (continued) Stock Options (continued)

	Cumulative Amounts
	From Inception
	(August 16, 2001) to	Six months ended
	February 28,	February 28,
	2007	2007	2006

Corporate finance	$247,293	$101,700	$32,119
Technology development	151,094	-	5,986
Investor relations	261,489	142,922

Total non-cash compensation expenses	$659,876	$244,622	$38,105

Warrants

In February 2006, the Company entered into an investment banking agreement and issued 751,000 warrants in March 2006, at an exercise price of $0.50 per warrant, exercisable for a five year period ending March 13, 2011. The fair value of the warrants issued was $203,426. The Company is recognizing this amount over the term of the agreement and accordingly has recorded $101,700 as corporate finance fees for the six-month period ended February 28, 2007.

In May 2006, the Company signed a one-year agreement for investor relations services and issued 400,000 warrants exercisable for a two year period at an exercise price of $0.59 per warrant. The fair value of the warrants issued was $91,075. The Company is recognizing this amount over the term of the agreement and accordingly has recorded $45,538 of investor relations fees for the six-month period ended February 28, 2007.

		Weighted Average
	Number of Warrants	Exercise Price
Warrants outstanding, August 31, 2006	6,270,016	$0.76
Issued	995,000	0.60
Exercised	-	-
Expired	-	-
Warrants outstanding, February 28, 2007	7,265,016	$0.74
Warrants exercisable, February 28, 2007	7,265,016	$0.74
Weighted average fair value of warrants granted in the period		$-

Note 12 – Stock Options and Warrants (continued) Warrants (continued)

The summary of warrants outstanding is as follows:

			2007	2008
			Exercise	Exercise	Expiry
Issuances	Issued	Outstanding	Price	Price	Date
February 29, 2004	310,332	310,332	$1.40	$-	February 28, 2007
March 29, 2004	677,469	677,469	1.40	-	March 29, 2007
April 30, 2004	231,215	231,215	1.40	-	April 30, 2007
July 31, 2004	3,333	3,333	1.40	-	July 31, 2007
March 31, 2005	1,046,667	1,046,667	1.40	-	March 31, 2007
March 31, 2005	50,000	50,000	0.75	0.75	March 31, 2010
October 25, 2005	400,000	400,000	1.00	1.40	October 25, 2007
March 13, 2006	751,000	751,000	0.50	0.50	March 13, 2011
March 13, 2006	2,400,000	2,400,000	0.59	0.59	March 13, 2011
May 2, 2006	400,000	400,000	0.59	0.59	May 2, 2008
September 21, 2006	995,000	995,000	0.60	0.60	September 21, 2007

Total outstanding	7,265,016	7,265,016

Note 13 - Segment Information

The Company’s operations were conducted in one reportable segment, being the development and commercialization of a unique patented gearing technology, primarily in Canada and USA.

		Six Months
		Ended
		February 28, 2007
	USA	Canada	Total

REVENUES	$-	$328,400	$328,400

LONG-LIVED ASSETS	$-	$326,413	$326,413

Note 14 – Commitments

In April 2004, the Company amended a consulting agreement with a director, officer and significant shareholder of the Company to pay monthly management fees totaling approximately $8,500 (C$11,333) (2005 - $8,500 (C$11,333)). This agreement can be terminated with six months advance notice.

In June 2004, the Company entered into a premises lease for office and workshop facilities for a period of thirty six-months commencing August 1, 2004. The premises lease commits the Company to a net annual rental expense of $36,969 (C$49,623) and additional operating costs estimated at $14,048 (C$18,857) for a period of three years. During the six month period ended February 28, 2007, the Company moved premises and is currently exploring the sublease of these premises.

Note 14 – Commitments (continued)

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

Note 15 – Subsequent Events

In March 2007, the Company issued three promissory notes with a total face value of $126,635 (C$147,250). The promissory notes bear interest at 6% per annum and are payable on or before the earlier of April 30, 2007, and the Company receiving $500,000 or more from on or more equity financings. In addition, the Company issued a total of 28,500 common shares to the note holders effective the date of the promissory notes.

In April 2007, the Company completed a private placement of 500,000 units at a price of $0.50 per unit for cash proceeds of $250,000. Each unit consists of one common share and one-half share purchase warrant. Each whole warrant entitles the holder to purchase on additional share of common stock at a price of $0.55 per share for a period of one year from the date of issuance.

In April 2007, the Company issued 40,000 common shares at an exercise price of $0.27 per share on the exercise of options for proceeds of $10,800.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion and analysis covers material changes in the financial condition of Ikona Gear International, Inc., (the "Company") for the six months ended February 28, 2007, and material changes in our results of operations for the three months ended February 28, 2007, as compared to the same periods in 2006. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2006, including the audited financial statements, as filed with the Securities and Exchange Commission.

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

Results of Operations

The following is a discussion of our financial condition, changes in financial condition and results of operations for the six months ended February 28, 2007 and the three months ended February 28, 2007, as compared to the same periods in 2006. This discussion and analysis should be read in conjunction with our most recent audited annual financial statements as of August 31, 2006, filed under Form 10-KSB on December 20, 2006, and the related notes that appear elsewhere in this quarterly report.

Six Month Period Ended February 28, 2007 compared to Six Month Period Ended February 28, 2006.

REVENUES. Revenues are generated from the provision of engineering services and from licensing royalties. In the six months ended February 28, 2007, we generated revenues of $328,400 ($324,544 from engineering services to various clients and $3,856 from Aircast Inc.). In the six months ended February 28, 2006, we generated revenues of $80,376 from Andrew Corporation and $3,445 from Aircast Inc. The increase in revenue reflects mainly delivery of gearboxes and mud pump drives for use in the oil & gas applications COST OF ENGINEERING SERVICES. Our cost of engineering services consists of engineering fees and salaries attributable directly to project revenues. Our cost of engineering services in the six months period ended February 28, 2007 was $296,429. In the comparative period, we recorded $80,376 as cost of engineering services. The increase in cost of engineering services reflects assembly costs of gearboxes and mud pump drives for use in the oil & gas applications.

AMORTIZATION AND DEPRECIATION. We record depreciation expense on our property and equipment, and amortization expense on our capitalized patents and trademark costs. In the six months ended February 28, 2007, we recorded depreciation of $58,184. In the comparative period, we recorded depreciation expense of $46,921.

BUSINESS DEVELOPMENT. Business development expense reflects internal and external costs to market our business opportunity to existing clients and potential new clients. Business development expense includes: the salaries and benefits of our president and our vice president; and fees paid to external consultants. Business development expense was $186,902 for the six months ended February 28, 2007. In the six months ended February 28, 2006, we recorded business development expense of $125,704. The increase in business development expenses pertains to consultancy advisory agreement with Gulf Am Consulting Partners (“Gulf Am’) for the amount of $36,750 and non-cash stock-based compensation expense to employees in amount of $9,662.

CORPORATE FINANCE. Corporate finance expense reflects costs associated with fees paid to maintain the corporate finance function within our company. These fees were paid to our former CFO and external consultants who oversee accounting, auditing, fund-raising and regulatory reporting functions for our company. Corporate finance expense was $314,202 for the six months ended February 28, 2007. In the comparative period, we recorded corporate finance expense of $73,503. The increase in corporate finance expense pertains to increased fees to investment bankers for fund-raising and advisory services for the amount of $98,902, fees paid to our former CFO in amount of $43,600 and non-cash corporate finance fees paid by common stock and warrants in amount of $171,700.

GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of administrative salaries and benefits, office supplies, telephone and telecommunications expenses, courier and other general costs not attributable directly to other Income Statement line items. Our selling, general and administrative expenses were $130,929 for the six months ended February 28, 2007. In the comparative period, we recorded general and administrative expenses of $48,840. The increase in general and administrative expense pertains to salaries to our Executive VP in amount of $44,000, and office supplies and maintenance fees related to increased commercial activities relative to the same period in the prior year and non-cash stock-based compensation expense to employees in amount of $3,424. INVESTOR RELATIONS. Our investor relations expense consists primarily of external consulting fees and associated communications costs to increase investors’ awareness of our company. Investor relations expenses were $234,493 for the six months ended February 28, 2007. In the comparative period, there were recorded investor relations expenses of $33,384. The increase in expense is associated with communication costs to increase investors’ awareness of our company in amount of $91,571 and non-cash investor relations fees paid by warrants and stock options in amount of $142,922.

LISTING AND FILING FEES. Our listing and filing fees expense consist primarily of external consulting fees and associated communication costs to convert our regulatory filings into Edgar filing format. Listing and filing fees expense were $2,220 for the six months Ended February 28, 2007. In the comparative period, we record listing and filing fees expense of $5,532.

MANUFACTURING. Our manufacturing expense consists primarily of indirect manufacturing costs, including manufacturing supplies and salaries that are not attributable to costs of engineering services. Our manufacturing expense was $164,547 for the six months ended February 28, 2007. This amount includes non-cash stock-based compensation expense to employees in amount of $11,098. In the comparative period, we recorded no manufacturing expense as we were not in the business of manufacturing.

PRODUCT DEVELOPMENT. Our product development expense consists primarily of engineering salaries and fees directly attributable to product development. Our product development expense was $222,361 for the six months ended February 28, 2007. In the comparative period, we recorded no product development expense as we were not in the business phase of product development. PROFESSIONAL FEES. Our professional fees expense consists primarily of external consulting fees associated with our auditors and our US corporate and securities counsel. Professional fees expense was $146,473 for the six months ended February 28, 2007. In the comparative period, we recorded professional fees expense of $46,986. The increase in professional fees is associated with increased legal and securities attorney fees related to the settlement with our former CFO, increased audit fees and increased external consulting fees related to preparation of our reports.

RENT. Our rent expense consists primarily of an office premises lease and associated variable costs such as property taxes, maintenance, and costs passed on to us regarding our lease agreement. Rent expense was $76,948 for the six months ended February 28, 2007. In the comparative period, we recorded rent expense of $40,532. The increase in rent pertains to payments of previous leased premises in amount of $34,000 and current subleased premises in amount of $41,948. The Company is currently looking to sublease old premises.

TECHNOLOGY DEVELOPMENT. Technology development expense reflects internal and external costs to develop our technology including attributable salaries of our engineers, fees paid to external consultants, and materials and supplies consumed by our department in advancing our core intellectual property. Technology development expense was $87,681 for the six months ended February 28, 2007, and includes non-cash stock-based compensation expense to employees in amount of $14,498. In the comparative period, we recorded technology development expense of $197,379. The decrease in technology development expense is due primarily to utilization of our engineering team on client projects.

TRAVEL AND RELATED. Travel and related expense includes all of our travel costs associated with travel including travel for business development, research and development, and corporate finance. Included in travel are the costs of flights, trains, automotive rentals, accommodations, meals and other associated travel costs. Travel and related expense was $52,350 for the six months ended February 28, 2007. In the comparative period, we recorded travel and related expense of $23,414. The increase in expense is associated with travel arrangements around the globe during the six months ended February 28, 2007.

Three Month Period Ended February 28, 2007 compared to Three Month Period Ended February 28, 2006.

REVENUES. Revenues are generated from the provision of engineering services and from licensing royalties. In the three months ended February 28, 2007, we generated revenues of $217,033 ($215,345 from engineering services to various clients and $1,678 from Aircast Inc.). In the three months ended February 28, 2006, we generated revenues of $53,376 from Andrew Corporation and $1,720 from

Aircast Inc. The increase in revenue reflects delivery of mud pump drives for use in the oil & gas applications to Schlumberger Inc.

COST OF ENGINEERING SERVICES. Our cost of engineering services consists of engineering fees and salaries attributable directly to project revenues. Our cost of engineering services in the three months period ended February 28, 2007 was $210,995. In the comparative period, we recorded $53,376 as cost of engineering services. The increase in cost of engineering services reflects assembly costs of mud pump drives for use in the oil & gas applications.

AMORTIZATION AND DEPRECIATION. We record depreciation expense on our property and equipment, and amortization expense on our capitalized patents and trademark costs. In the three months ended February 28, 2007, we recorded depreciation of $34,620. In the comparative period, we recorded depreciation expense of $24,582.

BUSINESS DEVELOPMENT. Business development expense reflects internal and external costs to market our business opportunity to existing clients and potential new clients. Business development expense includes: the salaries and benefits of our president and our vice president; and fees paid to external consultants. Business development expense was $82,224 for the three months ended February 28, 2007. In the six months ended February 28, 2006, we recorded business development expense of $63,640. The increase in business development expenses pertains mainly to non-cash stock-based compensation expense to employees in amount of $9,662.

CORPORATE FINANCE. Corporate finance expense reflects costs associated with fees paid to maintain the corporate finance function within our company. These fees were paid to our former CFO and external consultants who oversee accounting, auditing, fund-raising and regulatory reporting functions for our company. Corporate finance expense was $195,904 for the three months ended February 28, 2007. In the comparative period, we recorded corporate finance expense of $53,019. The increase in corporate finance expense pertains to increased fees to investment bankers for fund-raising and advisory services for the amount of $49,257, settlement with our former CFO in amount of $25,800 and non-cash corporate finance fees paid by common stock and warrants in amount of $120,847. GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of administrative salaries and benefits, office supplies, telephone and telecommunications expenses, courier and other general costs not attributable directly to other Income Statement line items. Our selling, general and administrative expenses were $78,310 for the three months ended February 28, 2007. In the comparative period, we recorded general and administrative expenses of $22,774. The increase in general and administrative expense pertains to salaries of our Executive VP in amount of $29,025, and additional office supplies and maintenance fees related to increased commercial activities relative to the same period in the prior year and non-cash stock-based compensation expense to employees in amount of $1,712.

INVESTOR RELATIONS. Our investor relations expense consists primarily of external consulting fees and associated communications costs to increase investors’ awareness of our company. Investor relations expenses were $164,054 for the three months ended February 28, 2007. In the comparative period, there were recorded investor relations expenses of $17,696. The increase in expense is associated with communication costs to increase investors’ awareness of our company in amount of $43,901 and non-cash investor relations fees paid by warrants in amount of $120,153.

LISTING AND FILING FEES. Our listing and filing fees expense consist primarily of external consulting fees and associated communication costs to convert our regulatory filings into Edgar filing format. Listing and filing fees expense were $1,378 for the three months Ended February 28, 2007. In the comparative period, we record listing and filing fees expense of $2,703.

MANUFACTURING. Our manufacturing expense consists primarily of indirect manufacturing costs, including manufacturing supplies and salaries that are not attributable to costs of engineering services. Our manufacturing expense was $138,845 for the three months ended February 28, 2007. This amount includes non-cash stock-based compensation expense to employees in amount of $5,549. In the comparative period, we recorded no manufacturing expense as we were not in the business of manufacturing.

PRODUCT DEVELOPMENT. Our product development expense consists primarily of engineering salaries and fees directly attributable to product development. Our product development expense was $132,422 for the three months ended February 28, 2007. In the comparative period, we recorded no product development expense as we were not in the business phase of product development. PROFESSIONAL FEES. Our professional fees expense consists primarily of external consulting fees associated with our auditors and our US corporate and securities counsel. Professional fees expense was $102,265 for the three months ended February 28, 2007. In the comparative period, we recorded professional fees expense of $32,968. The increase in professional fees is associated with increased legal and securities attorney fees related to the settlement with our former CFO, increased audit fees and increased external consulting fees related to preparation of our reports.

RENT. Our rent expense consists primarily of an office premises lease and associated variable costs such as property taxes, maintenance, and costs passed on to us regarding our lease agreement. Rent expense was $59,293 for the three months ended February 28, 2007. In the comparative period, we recorded rent expense of $22,357. The increase is associated with payments for current and old premises. We are currently looking to sublease old premises.

TECHNOLOGY DEVELOPMENT. Technology development expense reflects internal and external costs to develop our technology including attributable salaries of our engineers, fees paid to external consultants, and materials and supplies consumed by our department in advancing our core intellectual property. Technology development expense was $40,176 for the three months ended February 28, 2007, and includes non-cash stock-based compensation expense to employees in amount of $7,249. In the comparative period, we recorded technology development expense of $105,069. The decrease in technology development expense is due primarily to utilization of our engineering team on client projects.

TRAVEL AND RELATED. Travel and related expense includes all of our travel costs associated with travel including travel for business development, research and development, and corporate finance. Included in travel are the costs of flights, trains, automotive rentals, accommodations, meals and other associated travel costs. Travel and related expense was $28,314 for the three months ended February 28, 2007. In the comparative period, we recorded travel and related expense of $4,780. The increase in expense is associated with travel arrangements around the globe during the three months ended February 28, 2007.

Liquidity and Capital Resources

As at February 28, 2007, our total cash was $21,508, our working capital deficiency was $1,359,882, and our stockholders’ deficiency was $901,237. Since inception, we have incurred cumulative losses of $7,138,199. Our current working capital is expected to be sufficient to satisfy our operating requirements for about a month. Our ability to satisfy projected working capital requirements is dependent upon our ability to generate revenue and to secure additional funding through public or private sales of securities, including equity securities. In March 2007, we were able to secure an order in amount of $1,775,000 and received a down payment in amount of $177,500. In April 2007, we have closed a private placement of $250,000. We are continuing to actively pursue significant investments from a number of potential sources. There is no assurance that we will secure the necessary capital on terms acceptable to us. If we are unable to raise additional capital when needed, this could have a material adverse affect on us, including possibly requiring us to curtail or cease our operations.

In the six months ended February 28, 2007, our operations consumed $1,051,798. Our net loss of $1,875,124 was partially offset by depreciation of $58,184, also reduced by $353,304 of various non-cash expenses, deferred non-cash interest expenses of $236,202, and amortization fees of $130,408. In arriving at our net cash consumed in operations, our net loss was decreased by $4,151 of non-cash loss on disposal of assets and increased by $41,077 of cash consumed in our operating assets and liabilities, resulting in net cash used in operations of $1,051,798.

In the six months ended February 28, 2007, we spent $261,669 on new furniture, machinery and equipment, for net cash consumed in investing activities of $261,669.

In the six months ended February 28, 2007, we generated $897,543 from our financing activities. We received a private placement of $995,000 ($900,000 net of associated fees) in September 2006, related to the investment of various non-US investors for investment purposes. Our cash flow from financing activities was decreased by repayment of loan payable in amount of $1,907 and payments on lease payable in amount of $550.

In total, our cash decreased by $415,924 to $21,508 for the six month period ended February 28, 2007. Our cash was $26,791 as of February 28, 2006.

Item 3. Controls and Procedures

The Company's Principal Executive Officer and Principal Financial Officer, Laith Nosh, has established and is currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

The Principal Executive Officer and Principal Financial Officer conducted an update review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on his evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports that you file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure and we refer you to Exchange Act Rule 13a-15(e). The principal deficiency in our disclosure controls and procedures is the fact that our former Chief Financial Officer ceased being employed by the Company in December 2006 and as a result we lack a dedicated Chief Financial Officer who is primarily responsible for our public disclosures and financial reporting. We intend to retain a qualified Chief Financial Officer during the present fiscal year. There have been no material changes in our internal controls or in other factors that could materially affect these controls subsequent to the date of the previously mentioned evaluation.

Our principal executive and financial officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive and financial officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Part II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

1.           In October 2003, we completed a private placement of 314,000 shares of common stock at $0.50 per share for total proceeds of $157,000. The issuance was to a total of one investor who acquired the securities in an offshore transaction pursuant to Regulation S (“Reg S”) under the Securities Act (“Securities Act”). The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exclusion set forth in Regulation S there under.

2.           In October 2003, we completed the acquisition of Ikona Gear International, Inc. ("Ikona"). As consideration for all of the common shares of Ikona, we issued 15,041,633 common shares to the stockholders of Ikona of the Company. The issuance was to a total of 59 investors who acquired the securities in offshore transactions pursuant to Regulation S under the Securities Act. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exclusion set forth in Regulation S there under.

3.           In January 2004, we completed a private placement consisting of 290,000 shares of common stock at a price of $0.50 per share for gross proceeds of $145,000. The issuance was to a total of 11 investors who acquired the securities in offshore transactions pursuant to Regulation S under the Securities Act. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exclusion set forth in Regulation S there under.

4.           From February to April 2004, we completed a private placement consisting of 2,384,026 units at a price of $0.75 per unit for gross proceeds of $1,788,020 Each unit consisted of one share of common stock and one-half of one non-transferable share purchase warrant whereby each whole warrant entitles the holder to acquire one additional share of common stock at a price of $3.00 per share for a period of one year. The issuance was to a total of 63 investors who acquired the securities in offshore transactions pursuant to Regulation S under the Securities Act. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exclusion set forth in Regulation S there under.

5.           From February to April 2004, we sold an aggregate of 54,000 units at a price of $0.75 per unit for gross proceeds of $40,500. Each unit consisted of one share of common stock and one-half warrant, each whole warrant exercisable to purchase one share of common stock at a price of $3.00 per share.

The units were sold to two persons who qualified as "accredited investors" within the meaning of Rule 502(a) of Regulation D (“Reg D”). The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act and Regulation D there under.

6.           In July 2004, we sold an aggregate of 6,666 units at a price of $0.75 per unit for gross proceeds of $5,000. Each unit consisted of one share of common stock and one-half warrant, each whole warrant exercisable to purchase one share of common stock at a price of $3.00 per share. The issuance was to one investor who acquired the securities in an offshore transaction pursuant to Regulation S under the Securities Act. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Regulation S there under.

7.           In March 2005, we sold an aggregate of 1,046,667 units at a price of $0.75 per unit for gross proceeds of $785,000. Each unit consisted of one share of common stock and one whole warrant, each whole warrant exercisable to purchase one share of common stock at a price of $1.00 per share, for a period of one year, after which each whole warrant is exercisable to purchase one share of common stock at a price of $1.40 per share, for a further period of one year. The issuance was to six investors who acquired the securities in offshore transactions pursuant to Regulation S under the Securities Act. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Regulation S there under.

8.           In October 2005, we sold an aggregate of 400,000 units at a price of $0.75 per unit for gross proceeds of $300,000. Each unit consisted of one share of common stock and one whole warrant, each whole warrant exercisable to purchase one share of common stock at a price of $1.00 per share, for a period of one year, after which each whole warrant is exercisable to purchase one share of common stock at a price of $1.40 per share, for a further period of one year. The issuance was to one investor who acquired the securities in an offshore transaction pursuant to Regulation Ss under the Securities Act. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Regulation S there under.

9.           In October 2005, we sold issued an aggregate of 10,000 shares at a price of $0.50 per share in settlement of accounts payable payment of corporate finance fees, for gross proceeds of $5,000. The issuance was to one investor who acquired the securities in an offshore transaction pursuant to Regulation S under the Securities Act. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Regulation S there under.

10.           On March 63, 2006 and March 143, 2006, pursuant to subscription agreements, escrow was released on a private placement to an aggregate of 26 investors for an aggregate of 262,400,000 units, and total gross proceeds of U$1,200,000. Please refer to our Form 8-K, filed with the SEC on March 16, 2006.

11.           In May 2006, we sold issued an aggregate of 100,000 shares at a price of $0.58 per share in payment of business development fees. The issuance was to one investor who acquired the securities in an offshore transaction pursuant to Regulation S under the Securities Act. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Regulation S there under.

12.           In July 2006, we sold issued an aggregate of 500,000 shares at a price of $0.33 per share in payment of corporate finance fees. Each unit consisted of one share to one individual of who acquired the securities pursuant to Regulation D under the Securities Act. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Regulation D there under.

14.           In September 2006, we issued 1,800,000 units at a price of $0.50 per unit for cash proceeds of $810,000 (gross proceeds of $900,000 net of finder’s fees of $90,000). Each unit consists of one common share and one-half share purchase warrant. Each whole warrant entitles the holder to purchase one additional share of common stock at a price of $0.60 per share for a period of one year from the date of issuance. The securities, which were issued for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Reg S there under.

15.           In September, 2006, we issued 190,000 units at a price of $0.50 per unit for cash proceeds of $90,000 (gross proceeds of $95,000 net of finders’ fees of $5,000). Each unit consists of one share of common stock and one-half of one non-transferable share purchase warrant whereby each whole warrant entitles the holder to acquire one additional share of common stock at a price of $0.60 per share for a period of one year. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Reg S there under.

16.           In December 2006, we issued an aggregate of 200,000 shares at a price of $0.35 per share pursuant to a termination agreement of an executive officer of the Company. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Reg D there under.

17.           In March 2007, we issued an aggregate of 28,500 shares at a price of $0.67 per share in payment of corporate finance fees. The issuance was to three investors who acquired the securities in an offshore transaction pursuant to Reg S under the Securities Act. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Reg S there under.

18.           In April 2007, we issued an aggregate of 500,000 units at a price of $0.50 per unit for cash proceeds of $250,000. Each unit consists of one common share and one-half share purchase warrant. Each whole warrant entitles the holder to purchase one additional share of common stock at a price of $0.55 per share for a period of one year from the date of issuance. The issuance was to one investor who acquired the securities in an offshore transaction pursuant to Reg S under the Securities Act. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Reg S there under.

Item 3 – Defaults Upon Senior Securities

In March, 2006, we sold an aggregate of $1.2 million in unsecured, convertible notes in a private placement in which Westminster Securities Corporation served as Placement Agent. By their terms, the notes matured and became due and payable, including principal and all accrued and unpaid interest, one year following the date of issuance. As of the date of this Report, these notes are in default. While we have been engaged in discussions with representatives of Westminster Securities Corporation in an effort to extend the notes, as of the date of this Report, no extension agreement has been reached, and there can be no assurance that we will be successful in our efforts to extend the notes.

Item 5. Other Information

In December 2006, the Company reached a termination settlement with the former chief financial officer and director of the Company. Pursuant to the settlement, the Company has paid $26,700 and issued 200,000 shares at a price of $0.35 per share to the former chief financial officer.

As of February 8, 2007, Nicola Simon resigned as a director of the Company.

Item 6. Exhibits

(a)

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Interim Principal Financial Officer

32.1	Certificate pursuant to 18 USC Section 1350

SIGNATURES

In accordance with the requirements of the Securities Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKONA GEAR INTERNATIONAL, INC.
Registrant

By: /s/ Laith Nosh
Laith Nosh, President, CEO & Interim CFO
(Principal Financial and Accounting Officer)
Date: April 17, 2007