Form 10QSB
period 2007-05-31
IKONA GEAR INTERNATIONAL INC
filed 2007-07-20
CIK 1130809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2007

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from [   ] to [   ]

Commission file number 000-49664

IKONA GEAR INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	88-0474903
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

28,957,792 common shares outstanding as of July 16, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

IKONA GEAR INTERNATIONAL, INC.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States of America.

The consolidated financial statements included herein have been prepared by Ikona Gear International, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of May 31, 2007, and its results of operations for the three and nine-month periods ended May 31, 2007 and 2006 and its cash flows for the nine-month periods ended May 31, 2007 and 2006. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

IKONA GEAR INTERNATIONAL, INC.

Consolidated Financial Statements
(Expressed in United States Dollars)

May 31, 2007
(Unaudited)

IKONA GEAR INTERNATIONAL, INC.
Consolidated Balance Sheet
(Unaudited)
May 31,
2007

ASSETS
Current assets:
Cash	$279,265
Accounts receivable, net of allowance of $ -	27,434
Other receivables	68,922
Inventory (Note 4)	591,399
Prepaid expenses	50,265
Deferred taxes, net of valuation allowance of $2,813,000	-

Total current assets	1,017,285
Property and equipment (Note 5)	284,588
Deferred expenses (Note 6)	114,583

Total assets	$1,416,456

LIABILITIES AND DEFICIENCY IN ASSETS
Current liabilities:
Accounts payable and accrued liabilities	$520,660
Promissory notes payable (Note 9)	101,933
Convertible notes payable (Note 8)	1,301,895
Current portion of capital lease payable (Note 11)	1,767
Current portion of loan payable (Note 10)	3,283
Unearned revenue	303,350
Total current liabilities	2,232,888
Capital lease payable (Note 11)	813
Loan payable (Note 10)	9,019

Total liabilities	2,242,720
Commitments (Note 10 and 15)
Deficiency in assets
Common stock (Note 12)
Authorized
100,000,000 common shares, $0.00001 par value
28,957,792 common shares issued and outstanding	289
Additional paid-in capital	6,991,876
Subscriptions advanced (Note 16)	456,666
Deficit	(8,275,095)
Total deficiency in assets	(826,264)

Total liabilities and deficiency in assets	$1,416,456

The accompanying notes are an integral part of theses consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
REVENUES
Royalties	$2,193	$1,305	$6,049	$4,750
Engineering services	118,779	16,048	443,323	96,424
TOTAL REVENUE	120,972	17,353	449,372	101,174
Cost of engineering services	(138,807)	(8,785)	(497,710)	(89,161)
Gross loss	(17,835)	8,568	(48,338)	12,013
EXPENSES
Amortization and depreciation	48,962	25,763	107,146	72,684
Business development (Note 6)	264,286	84,421	451,188	210,125
Corporate finance (Note 6 and 12)	36,593	104,435	350,795	177,938
Foreign exchange gain	(3,087)	(2,953)	(3,043)	(780)
General and administrative	201,116	23,464	332,045	72,304
Investor relations (Note 12)	111,290	32,250	345,783	65,634
Listing and filing fees	6,140	8,530	8,360	14,062
Product development	214,168	-	538,602	-
Professional fees	62,754	49,427	209,227	96,413
Rent	53,476	19,402	130,424	59,934
Technology and development (Note 12)	75,182	200,521	162,863	397,900
Travel and related	16,958	11,079	69,308	34,493
TOTAL EXPENSES	(1,087,838)	(556,339)	(2,702,698)	(1,200,707)
OTHER INCOME (EXPENSES)
Interest income	908	5,567	11,500	9,189
Interest expense (Note 8)	(32,131)	(59,398)	(268,333)	(59,398)
Gain (loss) on disposal of assets	-	(2,443)	(4,151)	16,103
TOTAL OTHER INCOME (EXPENSES)	(31,223)	(56,274)	(260,984)	(34,106)
Loss before income taxes	(1,136,896)	(604,045)	(3,012,020)	(1,222,800)
Income taxes	-	-	-	-
Net loss for the period	$(1,136,896)	$(604,045)	$(3,012,020)	$(1,222,800)
Basic and diluted net loss per share	$(0.04)	$(0.03)	$(0.11)	$(0.05)
Weighted average number of common shares
outstanding – basic and diluted	28,713,759	25,591,901	28,244,314	25,488,083

The accompanying notes are an integral part of theses consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months
	Ended May 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(3,012,020)	$(1,222,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	107,146	72,684
Business development fees paid by stock options	188,604	4,833
Corporate finance fees paid by common stock and warrants	190,789	91,429
General and administrative fees paid by stock options	105,348	-
Investor relations fees paid by stock options and warrants	207,119	7,590
Product development fees paid by stock options	70,436	-
Technology development fees paid by stock options	74,611	5,986
Amortization of corporate finance fees	116,406	-
Amortization of business development fees	42,000	-
Interest expense on convertible notes payable	268,333	59,397
Interest expense on promissory notes payable	1,454	-
Loss (gain) on disposal of assets	4,151	(16,103)
CHANGE IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	(24,726)	6,537
Other receivables	(62,815)	(29,175)
Inventory	(518,632)	(268,530)
Prepaid expenses	5,973	(17,393)
Accounts payable and accrued liabilities	411,037	50,065
Due to related party	-	(6,716)
Unearned revenue	209,093	62,608

Cash used in operating activities	(1,615,693)	(1,199,588)
CASH FLOWS FROM FINANCING ACTIVITIES
Deferred expenses	-	(144,000)
Repayment of loan payable	(1,679)	-
Payment of capital lease payable	(734)	-
Proceeds from promissory notes	125,675	-
Repayment on promissory notes	(25,196)	-
Convertible notes payable	-	1,200,000
Issuance of common stock, net of issuance costs	1,171,600	276,000
Subscriptions advanced	456,666	-

Cash provided by financing activities	1,726,332	1,332,000
CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment acquired for cash	(268,806)	(56,515)
Proceeds on disposal of assets	-	18,546
Cash used in investing activities	(268,806)	(37,969)
NET INCREASE (DECREASE) IN CASH	(158,167)	94,443
CASH AT BEGINNING OF PERIOD	437,432	371,614
CASH AT END OF PERIOD	$279,265	$466,057
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of theses consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)
May 31, 2007
(Unaudited)

Note 1 – The Company and Nature of Operations

Ikona Gear International, Inc. (“Ikona – Nevada”) was incorporated in the state of Nevada on September 20, 2000. On June 7, 2007, Ikona - Nevada completed its redomestication as a corporation formed and organized under the laws of the state of Delaware. The redomestication was accomplished by consummating the statutory merger of Ikona – Nevada with and into Ikona Gear International, Inc., a Delaware corporation formed April 20, 2007 (“Ikona – Delaware”or the “Company”) with Ikona – Delaware being the surviving corporation. The redomestication had an effective date of May 17, 2007, the date the Certificate of Merger was filed with the Delaware Secretary of State.

The Company is in business to develop and commercialize a unique, patented gearing technology. The Company is commercializing its patented technology in applications it establishes through strategic partners in vertical industrial markets. The Company is no longer considered to be a development stage company since its planned principal operations have commenced as of March 1, 2007.

These unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at May 31,2007, and for all periods presented, have been included. Interim results for the nine-month period ended May 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

May 31, 2007

Deficit	$(8,275,095)
Working capital (deficiency)	$(1,215,603)

IKONA GEAR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)
May 31, 2007
(Unaudited)

Note 3 - Significant Accounting Policies Stock-Based Compensation

As a result of the amendments to Statement of Financial Accounting Standards 123 R (“SFAS 123R”), the Company was required to expense the fair value of employee stock options over the vesting period beginning with this nine-month period ended May 31, 2007. The Company recorded the fair value of stock-based compensation expense from the amortization of stock options issued to employees of $438,999 (2006 - $nil) during the nine months ended May 31, 2007. The Company recorded $188,604 as business development, $105,348 as general and administrative, $70,436 as product development and $74,611 as technology development expenses in the consolidated statement of operations for the nine months ended May 31, 2007.

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and the consensus in Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services. During the nine months ended May 31, 2007, the Company recognized stock-based compensation expense of $308,813 (2006 - $105,005) relating to the fair value of stock options and warrants issued to non-employees which has been recorded in investor relations in the amount of $207,119 (2006 - $7,590), in technology development in the amount of $nil (2006 -$5,986) and in corporate finance in amount of $ 101,694 (2006 - $91,429).

During the nine months ended May 31, 2006, the Company accounted for its employee stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. As such, compensation expense was recorded on the date of grant only if the market value of the underlying stock at the date of grant exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock- Based Compensation” (“SFAS 123”), requires entities that continue to apply the provisions of APB 25 for transactions with employees to provide pro forma income (loss) and pro forma income (loss) per share disclosures for employee stock option grants made as if the fair value- based method defined in SFAS 123 had been applied to these transactions.

IKONA GEAR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)
May 31, 2007
(Unaudited)

Note 3 - Significant Accounting Policies (continued) Stock-Based Compensation (continued)

The following table illustrates the effect on loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Nine Months	Nine Months
	Ended	Ended
	May 31,	May 31,
	2007	2006

Net loss, as reported	$(3,012,020)	$(1,222,800)

Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	-	(296,774)

Pro-forma net loss	$(3,012,020)	$(1,519,574)

Basic and diluted net loss per share, as reported	$(0.11)	$(0.05)

Basic and diluted net loss per share, pro-forma	$(0.11)	$(0.06)

Weighted average number of common shares outstanding –
basic and diluted	28,244,314	25,488,083

Note 4 – Inventory

Major classes of inventory are:

	Nine Months	Nine Months
	Ended	Ended
	May 31,	May 31,
	2007	2006

Work-in-process	$490,761	$268,530

Finished goods	100,638	-

Total	$591,399	$268,530

IKONA GEAR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)
May 31, 2007
(Unaudited)

Note 5 – Property and Equipment

	May 31, 2007

		Accumulated
	Cost	Depreciation	Net Book Value

Computers and software	$133,094	$94,717	$38,377
Furniture	39,380	18,094	21,286
Equipment	303,812	94,229	209,583
Leasehold improvements	17,673	2,331	15,342

	$493,959	$209,371	$284,588

In October 2006, the Company experienced a theft of computers and software with a net book value of $4,151. The Company removed computers and software with a historical cost of $5,798 and accumulated depreciation of $1,647 from its records and recorded a loss on disposal of $4,151.

Note 6 - Deferred Expenses

The Company has incurred business development and financing expenses which it has chosen to defer over the term of associated services being provided.

	Deferred		Deferred		Deferred
	Business		Finance		Finance
	Development		Expense		Expense		Total
Deferred Expense Incurred	$63,000	(a)	$165,000	(b)	$144,000	(c)	$372,000
Less: Amortization	(63,000)		(50,417)		(144,000)		(257,417)
Unamortized Deferred Expenses	$-		$114,583		$-		$114,583

a)

The Company entered into a one-year business development agreement in May 2006. In consideration, the Company agreed to pay $10,000 ($5,000 paid and $5,000 payable upon successful establishment of a joint venture or distribution partnership) and issued 100,000 shares at $0.58 per share. The Company recorded deferred expenses of $63,000 and is amortizing the deferred expenses over the one year term of the agreement. For the nine month period ended May 31, 2007, the Company recorded a charge to business development fees of $42,000.

b)

The Company entered into an investment banking agreement in July 2006 and issued 500,000 shares of common stock, subject to the release of 100,000 shares immediately, 100,000 shares in one year, and 300,000 in two years, with all shares subject to normal trading restrictions. The Company recorded deferred expenses of $165,000 and is amortizing the amount over the 36- month term of the agreement. For the nine-month period ended May 31, 2007, the Company recorded a charge to corporate finance fees of $41,250.

IKONA GEAR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)
May 31, 2007
(Unaudited)

Note 6 - Deferred Expenses (continued)

c)

The Company completed a $1,200,000 financing of convertible promissory notes in March 2006 (Note 8) and incurred commissions of $144,000 at that time. The Company has recorded the commissions as deferred expenses and is amortizing the amount over the one-year term of the promissory notes. For the nine-month period ended May 31, 2007, the Company recorded a charge to corporate finance fees of $75,156.

Note 7 - Related Party Transactions

The Company entered into the following transactions with related parties during the nine-month period ending May 31, 2007:

a)	Paid or accrued business development fees of $89,417 (2006 - $88,032) to a company controlled by a director of the Company.

b)	Paid or accrued corporate finance fees of $43,600 (2006 - $77,691) to a company controlled by a former director of the Company.

c)	Paid or accrued business development fees of $nil (2006 - $19,559) to a company controlled by a relative of a director of the Company.

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

The fair value of the warrants granted by the Company was $350,404. The Company has recorded a debit to convertible notes payable and a credit to additional paid-in capital. The Company is amortizing the warrant value over the one year term of the promissory notes. For the nine-month period ended May 31, 2007, the Company recorded a charge to interest expense of $175,202. The fair market value of the common stock into which the promissory notes were convertible at that time of issuance was $1,296,000. The Company has recorded a beneficial conversion feature of $96,000 and recorded a debit to convertible notes payable and a credit to additional paid-in capital.

IKONA GEAR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)
May 31, 2007
(Unaudited)

Note 8 - Convertible Notes Payable (continued)

The Notes rank senior to other debt, bear interest at 10% per year, which accrues and is added to the outstanding principal amount on a daily basis. The holder of each Note has the right to convert the Note into shares of common stock at a conversion price of $0.50 per share. Notes with a face value of $600,000 were due on March 3, 2007, and Notes with a face value of $600,000 were due on March 13, 2007. As of the date of this report, the Company is in default for not having repaid the Notes on their respective maturity dates, except for one Note in the amount of $28,116 (principal of $25,000, and interest of $3,116) that was paid in June 2007. The Company has had negotiations with Westminster Securities Corporation, which served as placement agent on the Note offering, in an effort to extend the maturity date of the Notes; however, those negotiations have to date been unsuccessful and there can be no assurance that we will be successful in obtaining the extension.

Note 9 – Promissory Notes Payable

In March 2007, the Company issued four promissory notes (three to non-related parties and one to a related party) with a total face value of $125,675 (C$147,250). The promissory notes bear interest at 6% per annum and were payable on or before the earlier of April 30, 2007, as amended, and the Company receiving $500,000 or more from on or more equity financings. In addition, the Company issued a total of 28,500 common shares valued at $19,095 to the note holders effective the date of the promissory notes. As of the date of this report, the Company repaid all four promissory notes.

Note 10 - Loan Payable

In March 2006, the Company entered into an agreement for the purchase of computer server equipment. The amount financed is $14,200 (C$15,954), amortization period is 48 months and interest rate is 17.99% .

Note 11 – Capital Lease Payable

In September 2006, the Company entered into a lease agreement for two computers. The amount of the lease is $3,314 (C$3,766), monthly payments are $159, amortization period is 24 months, interest rate is 14% and the purchase option is $1.

Note 12 – Common Stock

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

IKONA GEAR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)
May 31, 2007
(Unaudited)

Note 12 – Common Stock (continued)

In December 2006, the Company issued 200,000 shares of common stock at a price of $0.35 per share in payment of a termination settlement with the former chief financial officer and director of the Company. The fees were recorded as corporate finance fees.

In March 2007, the Company issued 28,500 shares of common stock at a price of $0.67 per share in payment of corporate finance fees (Note 8).

In April 2007, the Company completed a private placement of 500,000 units at a price of $0.50 per unit for cash proceeds of $250,000. Each unit consists of one common share and one-half share purchase warrant. Each whole warrant entitles the holder to purchase on additional share of common stock at a price of $0.55 per share for a period of one year from the date of issuance.

In April 2007, the Company issued 40,000 common shares on the exercise of options for proceeds of $10,800.

In May 2007, the Company issued 40,000 common shares on the exercise of options for proceeds of $10,800.

Note 13 – Stock Options and Warrants Stock Options

On October 28, 2003, the Company adopted a stock incentive plan (the "2003 Stock Plan") to provide incentives to employees, directors and consultants. On October 28, 2003, the Company's stockholders approved the 2003 Stock Plan which provided for the issuance of up to 4,400,000 options with a maximum term of ten years. At the annual meeting of shareholders held on April 16, 2007, the 2003 Stock Plan was amended to increase the number of options that may be issued under the plan to 8,400,000.

		Weighted Average
	Number of Options	Exercise Price
Options outstanding, August 31, 2006	4,331,500	$0.51
Issued	4,393,201	0.50
Exercised	(80,000)	0.27
Expired	(1,308,500)	0.44
Options outstanding, May 31, 2007	7,336,201	0.52
Options exercisable, May 31, 2007	4,074,515	$0.53

IKONA GEAR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)
May 31, 2007
(Unaudited)

Note 13 – Stock Options and Warrants (continued) Stock Options (continued)

A summary of stock options outstanding at May 31, 2007 is as follows:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price	Number	Life	Price	Number	Price
$0.27	270,000	5.15 years	$0.27	270,000	$0.27
0.34	23,000	5.23 years	0.34	6,390	0.34
0.35	1,837,500	5.44 years	0.35	1,837,500	0.35
0.36	108,000	5.15 years	0.36	33,000	0.36
0.41	150,000	2.91 years	0.41	150,000	0.41
0.45	450,000	4.43 years	0.45	237,500	0.45
0.52	3,430,701	5.88 years	0.52	475,000	0.52
0.56	140,000	4.12 years	0.56	140,000	0.56
0.63	200,000	5.63 years	0.63	200,000	0.63
1.10	727,000	3.08 years	1.10	725,125	1.10
	7,336,201			4,074,515

The Company uses the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	4.25%
Dividend yield rate	0.00%
Price volatility	97.8%
Weighted average expected life of options	6 years

Warrants

In February 2006, the Company entered into an investment banking agreement and issued 751,000 warrants in March 2006, at an exercise price of $0.50 per warrant, exercisable for a five year period ending March 13, 2011. The fair value of the warrants issued was $203,426. The Company is recognizing this amount over the term of the agreement and accordingly has recorded $101,694 as corporate finance fees for the nine-month period ended May 31, 2007.

In May 2006, the Company signed a one-year agreement for investor relations services and issued 400,000 warrants exercisable for a two year period at an exercise price of $0.59 per warrant. The fair value of the warrants issued was $91,075. The Company is recognizing this amount over the term of the agreement and accordingly has recorded $60,717 of investor relations fees for the nine-month period ended May 31, 2007.

IKONA GEAR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)
May 31, 2007
(Unaudited)

Note 13 – Stock Options and Warrants (continued) Warrants (continued)

		Weighted Average
	Number of Warrants	Exercise Price
Warrants outstanding, August 31, 2006	6,270,016	$0.76
Issued	1,245,000	0.59
Exercised	-	-
Expired	2,265,683	1.40
Warrants outstanding, May 31, 2007	5,249,333	$0.61
Warrants exercisable, May 31, 2007	5,249,333	$0.61
Weighted average fair value of warrants granted in the period		$-

The summary of warrants outstanding is as follows:

			2007	2008
			Exercise	Exercise	Expiry
Issuances	Issued	Outstanding	Price	Price	Date
July 31, 2004	3,333	3,333	$ 1.40	$ -	July 31, 2007
March 31, 2005	50,000	50,000	0.75	0.75	March 31, 2010
October 25, 2005	400,000	400,000	1.00	1.40	October 25, 2007
March 13, 2006	751,000	751,000	0.50	0.50	March 13, 2011
March 13, 2006	2,400,000	2,400,000	0.59	0.59	March 13, 2011
May 2, 2006	400,000	400,000	0.59	0.59	May 2, 2008
September 21, 2006	995,000	995,000	0.60	0.60	September 21, 2007
April 5, 2007	250,000	250,000	0.55	0.55	April 5, 2008

Total outstanding	5,249,333	5,249,333

Note 14 - Segment Information

The Company’s operations were conducted in one reportable segment, being the development and commercialization of a unique patented gearing technology, primarily in Canada and USA.

	Nine Months
	Ended
	May 31, 2007
	USA	Canada	Total

REVENUES	$-	$449,372	$449,372

LONG-LIVED ASSETS	$-	$284,588	$284,588

IKONA GEAR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(Expressed in United States Dollars)
May 31, 2007
(Unaudited)

Note 15 – Commitments

In April 2004, the Company amended a consulting agreement with a director, officer and significant shareholder of the Company to pay monthly management fees totaling approximately $8,500 (C$11,333) (2006 - $8,500 (C$11,333)). This agreement can be terminated with six months advance notice.

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

Note 16 – Subsequent Event

The Company is in the process of completing a private placement of 1,666,667 units for proceeds of $1,000,000. Each unit will consist of one common share at a price of $0.60 per unit and one-half warrant exercisable at a price of $0.65 per share for a period of one year. As at May 31, 2007, the Company received $456,666 towards this private placement.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion and analysis covers material changes in the financial condition of Ikona Gear International, Inc., (the "Company") for the nine months ended May 31, 2007, and material changes in our results of operations for the three months ended May 31, 2007, as compared to the same periods in 2006. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2006, including the audited financial statements, as filed with the Securities and Exchange Commission.

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

Results of Operations

The following is a discussion of our financial condition, changes in financial condition and results of operations for the nine months ended May 31, 2007 and the three months ended May 31, 2007, as compared to the same periods in 2006. This discussion and analysis should be read in conjunction with our most recent audited annual financial statements as of August 31, 2006, filed under Form 10-KSB on December 20, 2006, and the related notes that appear elsewhere in this quarterly report.

Nine- Month Period Ended May 31, 2007 compared to Nine-Month Period Ended May 31, 2006.

REVENUES. Revenues are generated from the provision of engineering services and from licensing royalties. In the nine months ended May 31, 2007, we generated revenues of $449,372 ($443,323 for engineering services to various clients and $6,049 for royalties). In the nine months ended May 31, 2006, we generated revenues of $101,174 ($96,424 for engineering services and $4,750 for royalties). The increase in revenue reflects mainly delivery of gearboxes and mud pump drives for use in the oil & gas applications

COST OF ENGINEERING SERVICES. Our cost of engineering services consists of engineering fees and salaries attributable directly to project revenues. Our cost of engineering services in the nine months ended May 31, 2007 was $497,710. In the comparative period, we recorded $89,161 as cost of engineering services. The increase in cost of engineering services reflects assembly costs of gearboxes and mud pump drives for use in the oil & gas applications.

AMORTIZATION AND DEPRECIATION. We record depreciation expense on our property and equipment, and amortization expense on our capitalized patents and trademark costs. In the nine months ended May 31, 2007, we recorded depreciation of $107,146. In the comparative period, we recorded depreciation expense of $72,684.

BUSINESS DEVELOPMENT. Business development expense reflects internal and external costs to market our business opportunity to existing clients and potential new clients. Business development expense includes: the salaries and benefits of our president and our vice president; and fees paid to external consultants. Business development expense was $451,188 for the nine months ended May 31, 2007. In the nine months ended May 31, 2006, we recorded business development expense of $210,125. The increase in business development expenses pertains to consultancy advisory agreement with Gulf Am Consulting Partners (“Gulf Am’) for the amount of $42,000 and non-cash stock-based compensation expense to employees in amount of $188,604.

CORPORATE FINANCE. Corporate finance expense reflects costs associated with fees paid to maintain the corporate finance function within our company. These fees were paid to our former CFO and external consultants who oversee accounting, auditing, fund-raising and regulatory reporting functions for our company. Corporate finance expense was $350,795 for the nine months ended May 31, 2007. In the comparative period, we recorded corporate finance expense of $177,938. The increase in corporate finance expense pertains to increased fees to investment bankers for fund-raising and advisory services for the amount of $98,902, fees paid to our former CFO in amount of $43,600 and non-cash corporate finance fees paid by common stock and warrants in amount of $190,789.

GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of administrative salaries and benefits, office supplies, insurance, telephone and telecommunications expenses, courier and other general costs not attributable directly to other Income Statement line items. Our selling, general and administrative expenses were $332,045 for the nine months ended May 31, 2007. In the comparative period, we recorded general and administrative expenses of $72,304. The increase in general and administrative expense pertains to salaries to our Executive VP in amount of $75,000, office supplies and maintenance fees related to increased commercial activities relative to the same period in the prior year and non-cash stock-based compensation expense to employees in amount of $105,348.

INVESTOR RELATIONS. Our investor relations expense consists primarily of external consulting fees and associated communications costs to increase investors’ awareness of our company. Investor relations expenses were $345,783 for the nine months ended May 31, 2007. In the comparative period, there were recorded investor relations expenses of $65,634. The increase in expense is associated with communication costs to increase investors’ awareness of our company in amount of $138,664 and non-cash investor relations fees paid by warrants and stock options in amount of $207,199.

LISTING AND FILING FEES. Our listing and filing fees expense consist primarily of external consulting fees and associated communication costs to convert our regulatory filings into Edgar filing format. Listing and filing fees expense were $8,360 for the nine months Ended May 31, 2007. In the comparative period, we record listing and filing fees expense of $14,062.

PRODUCT DEVELOPMENT. Our product development expense consists primarily of indirect costs that are attributable to costs of engineering services, salaries ,and materials and supplies consumed by our department. Our product development expense was $538,602 for the nine months ended May 31, 2007. This amount includes non-cash stock-based compensation expense to employees in amount of $70,436.In the comparative period, we recorded no product development expense as we were not in the business phase of product development.

PROFESSIONAL FEES. Our professional fees expense consists primarily of external audit fees associated with our auditors and legal fees for our US corporate and securities counsel. Professional fees expense was $209,227 for the nine months ended May 31, 2007. In the comparative period, we recorded professional fees expense of $96,413. The increase in professional fees is associated with increased legal and securities attorney fees related to the settlement with our former CFO, increased audit fees and increased external consulting fees related to preparation of our reports.

RENT. Our rent expense consists primarily of an office premises lease and associated variable costs such as property taxes, maintenance, and costs passed on to us regarding our lease agreement. Rent expense was $130,424 for the nine months ended May 31, 2007. In the comparative period, we recorded rent expense of $59,934. The increase in rent pertains to payments of previous leased premises in amount of $44,000 and current subleased premises in amount of $86,424. In April 2007, the lease agreement dated May 14, 2004 was terminated.

TECHNOLOGY DEVELOPMENT. Technology development expense reflects internal and external costs to develop our technology including attributable salaries of our engineers, and fees paid to external consultants in advancing our core intellectual property. Technology development expense was $162,863 for the nine months ended May 31, 2007, and includes non-cash stock-based compensation expense to employees in amount of $74,611. In the comparative period, we recorded technology development expense of $397,900. The decrease in technology development expense is due primarily to utilization of our engineering team on client projects.

TRAVEL AND RELATED. Travel and related expense includes all of our travel costs associated with travel including travel for business development, research and development, and corporate finance. Included in travel are the costs of flights, trains, automotive rentals, accommodations, meals and other associated travel costs. Travel and related expense was $69,308 for the nine months ended May 31, 2007. In the comparative period, we recorded travel and related expense of $34,493. The increase in expense is associated with travel arrangements around the globe during the nine months ended May 31, 2007.

Three-Month Period Ended May 31, 2007 compared to Three-Month Period Ended May 31, 2006.

REVENUES. Revenues are generated from the provision of engineering services and from licensing royalties. In the three months ended May 31, 2007, we generated revenues of $120,972 ($118,779 for engineering services to various clients and $2,193 for royalties). In the three months ended May 31, 2006, we generated revenues of $17,353($16,048 for engineering services and $1,305 for royalties). The increase in revenue reflects delivery of mud pump drives for use in the oil & gas applications.

COST OF ENGINEERING SERVICES. Our cost of engineering services consists of engineering fees and salaries attributable directly to project revenues. Our cost of engineering services in the three months period ended May 31, 2007 was $138,807. In the comparative period, we recorded $8,785 as cost of engineering services. The increase in cost of engineering services reflects assembly costs of mud pump drives for use in the oil & gas applications.

AMORTIZATION AND DEPRECIATION. We record depreciation expense on our property and equipment, and amortization expense on our capitalized patents and trademark costs. In the three months ended May 31, 2007, we recorded depreciation of $48,962. In the comparative period, we recorded depreciation expense of $25,763.

BUSINESS DEVELOPMENT. Business development expense reflects internal and external costs to market our business opportunity to existing clients and potential new clients. Business development expense includes: the salaries and benefits of our president and our vice president; and fees paid to external consultants. Business development expense was $264,286 for the three months ended May 31, 2007. In the three months ended May 31, 2006, we recorded business development expense of $84,421. The increase in business development expenses pertains mainly to non-cash stock-based compensation expense to employees in amount of $178,942.

CORPORATE FINANCE. Corporate finance expense reflects costs associated with fees paid to maintain the corporate finance function within our company. These fees were paid to external consultants who oversee fund-raising function for our company. Corporate finance expense was $36,593 for the three months ended May 31, 2007. The amount represents non-cash corporate finance fees paid by common stock in amount of $19,095. In the comparative period, we recorded corporate finance expense of $104,435. The decrease in corporate finance fees is due to utilization of our corporate finance team.

GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of administrative salaries and benefits, office supplies, telephone and telecommunications expenses, courier and other general costs not attributable directly to other Income Statement line items. Our selling, general and administrative expenses were $201,116 for the three months ended May 31, 2007. In the comparative period, we recorded general and administrative expenses of $23,464. The increase in general and administrative expense pertains to salaries of our Executive VP in amount of $31,000, and additional office supplies and maintenance fees related to increased commercial activities relative to the same period in the prior year and non-cash stock-based compensation expense to employees in amount of $101,924.

INVESTOR RELATIONS. Our investor relations expense consists primarily of external consulting fees and associated communications costs to increase investors’ awareness of our company. Investor relations expenses were $111,290 for the three months ended May 31, 2007. In the comparative period, there were recorded investor relations expenses of $32,250. The increase in expense is associated with communication costs to increase investors’ awareness of our company in amount of $47,093 and non-cash investor relations fees paid by warrants in amount of $64,197.

LISTING AND FILING FEES. Our listing and filing fees expense consist primarily of external consulting fees and associated communication costs to convert our regulatory filings into Edgar filing format. Listing and filing fees expense were $6,140 for the three months Ended May 31, 2007. In the comparative period, we record listing and filing fees expense of $8,530.

PRODUCT DEVELOPMENT. Our product development expense consists primarily of indirect costs that are attributable to costs of engineering services, salaries, and materials and supplies consumed by our department. Our product development expense was $214,168 for the three months ended May 31, 2007. This amount includes non-cash stock-based compensation expense to employees in amount of $59,338.In the comparative period, we recorded no product development expense as we were not in the business phase of product development.

PROFESSIONAL FEES. Our professional fees expense consists primarily of external audit fees associated with our auditors and legal fees for our US corporate and securities counsel. Professional fees expense was $62,754 for the three months ended May 31, 2007. In the comparative period, we recorded professional fees expense of $49,427. The increase in professional fees is associated with increased legal, audit and external consulting fees related to preparation of our reports.

RENT. Our rent expense consists primarily of an office premises lease and associated variable costs such as property taxes, maintenance, and costs passed on to us regarding our lease agreement. Rent expense was $53,456 for the three months ended May 31, 2007. In the comparative period, we recorded rent expense of $19,402. The increase is associated with payments for current and old premises. In April 2007, the lease agreement dated May 14, 2004 was terminated.

TECHNOLOGY DEVELOPMENT. Technology development expense reflects internal and external costs to develop our technology including attributable salaries of our engineers, and fees paid to external consultants in advancing our core intellectual property. Technology development expense was $75,182 for the three months ended May 31, 2007, and includes non-cash stock-based compensation expense to employees in amount of $60,113. In the comparative period, we recorded technology development expense of $200,521. The decrease in technology development expense is due primarily to utilization of our engineering team on client projects.

TRAVEL AND RELATED. Travel and related expense includes all of our travel costs associated with travel including travel for business development, research and development, and corporate finance. Included in travel are the costs of flights, trains, automotive rentals, accommodations, meals and other associated travel costs. Travel and related expense was $16,958 for the three months ended May 31, 2007. In the comparative period, we recorded travel and related expense of $11,079. The decrease in expense is associated with limited travel arrangements during the three months ended May 31, 2007.

Liquidity and Capital Resources

As at May 31, 2007, our total cash was $279,265, our working capital deficiency was $1,215,603, and our stockholders’ deficiency was $826,264. Since inception, we have incurred cumulative losses of $8,275,095. Our current working capital is expected to be sufficient to satisfy our operating requirements for three months. Our ability to satisfy projected working capital requirements is dependent upon our ability to generate revenue and to secure additional funding through public or private sales of securities, including equity securities. We are in the process of completing a private placement of 1,666,667 units for proceeds of $1,000,000. We have already received subscriptions in amount of $656,666 ($456,666 in May 2007 and $200,000 in June 2007). In June 2007, we received a future revenue down-payment in amount of $532,500. We are continuing to actively pursue investments from a number of potential sources. There is no assurance that we will secure the necessary capital on terms acceptable to us. If we are unable to raise additional capital when needed, this could have a material adverse affect on us, including possibly requiring us to curtail or cease our operations.

In the nine months ended May 31, 2007, our operations consumed $1,615,693. Our net loss of $3,012,020 included non-cash expenses of $836,907, depreciation of $107,146, deferred non-cash interest expenses of $269,787 and amortization expenses of $158,406. In arriving at our net cash consumed in operations, our net loss was decreased by $4,151 of non-cash loss on disposal of assets and increased by $19,930 of cash consumed in our operating assets and liabilities, resulting in net cash used in operations of $1,615,693.

In the nine months ended May 31, 2007, we spent $268,806 on new furniture, machinery and equipment, for net cash consumed in investing activities of $268,806.

In the nine months ended May 31, 2007, we generated $1,726,332 from our financing activities. We received a private placement of $1,266,600 ($1,171,600 net of associated fees), related to the investment of various non-US investors for investment purposes. Our cash flow from financing activities was decreased by repayment of loan payable in amount of $1,679 and payments on lease payable in amount of $734.

In total, our cash decreased by $158,167 to $279,265 for the nine month period ended May 31, 2007. Our cash was $466,057 as of May 31, 2006.

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

10.           On March 6, 2006 and March 14, 2006, pursuant to subscription agreements, escrow was released on a private placement to an aggregate of 26 investors for an aggregate of 262,400,000 units, and total gross proceeds of U$1,200,000. The units consisted on 10% convertible notes and warrants. Please refer to our Form 8-K, filed with SEC on March 16, 2006.

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

13.           In September 2006, we issued 1,800,000 units at a price of $0.50 per unit for cash proceeds of $810,000 (gross proceeds of $900,000 net of finder’s fees of $90,000). Each unit consists of one common share and one-half share purchase warrant. Each whole warrant entitles the holder to purchase one additional share of common stock at a price of $0.60 per share for a period of one year from the date of issuance. The securities, which were issued for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Reg S there under.

14.           In September, 2006, we issued 190,000 units at a price of $0.50 per unit for cash proceeds of $90,000 (gross proceeds of $95,000 net of finders’ fees of $5,000). Each unit consists of one share of common stock and one-half of one non-transferable share purchase warrant whereby each whole warrant entitles the holder to acquire one additional share of common stock at a price of $0.60 per share for a period of one year. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Reg S there under.

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

16.           In March 2007, we issued an aggregate of 28,500 shares at a price of $0.67 per share in payment of corporate finance fees. The issuance was to three investors who acquired the securities in an offshore transaction pursuant to Reg S under the Securities Act. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Reg S there under.

17.           In April 2007, we issued an aggregate of 500,000 units at a price of $0.50 per unit for cash proceeds of $250,000. Each unit consists of one common share and one-half share purchase warrant. Each whole warrant entitles the holder to purchase one additional share of common stock at a price of $0.55 per share for a period of one year from the date of issuance. The issuance was to one investor who acquired the securities in an offshore transaction pursuant to Reg S under the Securities Act. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Reg S there under.

Item 3 – Defaults Upon Senior Securities

In March, 2006, we sold an aggregate of $1.2 million in unsecured, convertible notes in a private placement in which Westminster Securities Corporation served as Placement Agent. By their terms, the notes matured and became due and payable, including principal and all accrued and unpaid interest, one year following the date of issuance. As of the date of this report, the Company is in default for not having repaid the Notes on their respective maturity dates, except one in amount of $28,116.50 (principal of 25,000, interest $3,116.50) that was paid on June 11, 2007. While we have had discussions with representatives of Westminster Securities Corporation in an effort to extend the notes, as of the date of this Report, no extension agreement has been reached, and there can be no assurance that we will be successful in our efforts to extend the notes.

Item 5. Other Information

In December 2006, we reached a termination settlement with the former chief financial officer and director of the Company. Pursuant to the settlement, we paid $26,700 and issued 200,000 shares at a price of $0.35 per share to the former chief financial officer.

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
Date: July 16, 2007