Form 10KSB
period 2007-08-31
IKONA GEAR INTERNATIONAL INC
filed 2007-12-11
CIK 1130809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission file number 000-49664

IKONA GEAR INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Delaware	88-0474903
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
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

The issuer’s revenues for its most recent fiscal year were: $1,041,789.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the public trading price on November 30, 2007 was $10,557,915.

As of November 30, 2007, there were 34,057,791 shares of common stock issued and outstanding. Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

IKONA GEAR INTERNATIONAL, INC.

PART I

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

  the general volatility of the capital markets and the establishment of a market for our shares, our ability to raise capital on favorable terms, necessary to sustain our anticipated operations and implement our proposed business plan, our ability to generate sufficient cash to pay our creditors, our dependence on the efforts and abilities of our current employees and executive officers, our ability to employ and retain qualified management and employees, general market, business, and industry conditions,
  failure of our products to generate revenue or obtain customer acceptance, changes in currency exchange rates, or interest rates,
  our ability to implement our business plan,
  changes in government regulations that are applicable to our business, availability of labor or materials or increases in their costs, adverse weather conditions and natural disasters,
  competitive conditions in the gear design and manufacturing industry, including product and pricing pressures, the introduction of new gear technologies by our competitors that may have advantages over our products and may make our products less attractive to our potential customers, disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political events, the risks inherent in litigation,
  misjudgments in the course of preparing forward-looking statements, and additional risks and uncertainties, many of which are beyond our control, referred to in our other SEC filings.

General

     Ikona Gear International, Inc. (previously Oban Mining, Inc.) (“Ikona” or the “Company”) is commercializing proprietary patented gearing technology (the "Ikona Gearing System") as well as superior application-specific designs for power transmission applications in the lead markets of Oil & Gas, Industrial and Automotive . The Ikona Gearing System utilizes a proprietary, patented tooth shape which enables gears to be smaller, lighter, stronger and more energy efficient than conventional planetary gears. The Ikona Gearing Systems allows what we believe to be the highest single stage reduction ratio, zero backlash gear currently available on the market. In high-ratio applications, the Ikona Gearing System can replace multiple stage planetary gearing systems with a single stage reduction ratio, and is thus more cost effective to manufacture. The company’s lead products, which have been specifically designed and manufactured for oil and gas drilling rigs, have established new standards within the industry as they weigh less, present a smaller footprint, and are more energy efficient than competitive products. Their innovative product design has made them relatively maintenance free — another factor that reduces the overall cost of the drilling process.

     In targeting the lead markets of Oil & Gas, Industrial and Automotive our commercialization strategy is twofold:

1.	incorporate our intellectual property and/or superior application-specific designs into our own engineered power train products; and,
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

     Over the past 12 months, Ikona has commercialized products designated for various applications in the Oil & Gas machinery market, securing the first substantial order for its Drawworks products. These products offer a wide array of new features, currently not offered by other products sold to this market. Our products enable drilling systems and equipment manufacturers to build more efficient, lightweight, compact systems and equipment, thus enhancing the value they provide to the end users, the drilling rig operators.

     In the Industrial market, our relationship with a tier two US defense contractor has moved into the commercialization stage of the development and introduction of a new satellite antenna pedestal, which incorporates Ikona Gear as the enabling technology for achieving high performance in satellite tracking systems. We are entering into the development of products for the Wind Energy market. The Ikona Technology offers significant advantages to existing windmill products and Ikona is currently in the process of finalizing the business case and securing the appropriate development partners for commercializing this application.

     In the Automotive market, the Ikona Gear technology is licensed by Magna Drivetrain AG & Company KG (“Magna”), a subsidiary of Magna International Inc., for their new electric parking brake actuator.

     Our sales channels are both direct and indirect through a number of industry specific resellers. Ikona has secured distribution agreements with established industry leaders in the Oil & Gas market and is actively pursuing agreements with established industry leaders in representing and commercializing Ikona’s products in the remaining lead markets of Industrial and Automotive.

     Ikona continues to successfully employ an outsourced manufacturing strategy, first established in the last quarter of 2005. Our North-American, European and international supply chain has been developed to include established industry manufacturers of gearing and gearing components, able to provide the high level of quality and performance required by our proprietary product designs. The continued refinement and growth of our supply chain has enables is to realize significant reductions in the cost of good of our Oil & Gas products in particular.

     We maintain our principal engineering offices at 1650 Brigantine Drive, Unit #100, Coquitlam, BC, Canada, V3K 7B5. Our office telephone number is (604) 523-5500. Our internet website is located at www.ikona.ca .

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

     On October 31, 2003, we incorporated a wholly-owned subsidiary, Ikona Gear Corp. (“Ikona Gear”), a British Columbia Corporation. On March 13, 2006, Ikona Gear changed its name to Ikona Industries Corporation (“IIC”). The audited consolidated statements of operations, stockholders' equity (deficiency) and cash flows of the Company prior to October 30, 2003, are those of Ikona USA. The Company's consolidated date of incorporation is considered to be August 16, 2001, the date of inception of Ikona USA. Following the acquisition, we changed our name from Oban Mining, Inc. to Ikona Gear International, Inc. On June 7, 2007, the Company completed it redomestication as a corporation formed and organized under the laws of the state of Delaware. The redomestication was accomplished by consummating the statutory merger of Ikona Gear International, Inc., a Nevada corporation into Ikona Gear International, Inc., a Delaware corporation formed April 20, 2007 with Ikona Gear International, Inc., a Delaware corporation being the surviving corporation. The redomestication had an effective date of May 17, 2007, the Date the Certificate of Merger was filed with the Delaware Secretary of State.

     We are now focusing on commercializing and further developing Ikona's patented gear technology, the Ikona Gearing System. Today, our Company comprises a series of corporations organized in a multi-tiered arrangement depicted in the following schematic:

     The functions and relationships of these entities to one another can be summarized as follows:

     Ikona is a corporation incorporated in Delaware and quoted on the OTC Bulletin Board (“OTCBB”) under the ticker symbol IKGI. We are also listed and trading in the Regulated Unofficial Market on the Frankfurt Stock Exchange under the ticker symbol IG2 and on the Berlin Stock Exchange under the ticker symbol A0BLY1.

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

Jurisdiction/	Patent/			Assigned
Title	Application No.	Issue Date	Applicant	To	Expiry Date

USA/ Gear system	5,505,688	April 9, 1996	Ikona Gears Limited (Nicosia, CY)	Ikona Gear USA, Inc.	November 11, 2015

Canada/ Gear system	2,129,188	September 7, 1999	Ikona Gears Limited & Ikona Inc.	Ikona Gear USA, Inc.	July 29, 2014

Europe/ Gear system	0770192	November 11, 1998	Ikona Gears Limited & Ikona Inc.	Ikona Gear USA, Inc.	July 26, 2015

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

Technology Development

     We charge technology development expenditures to operations as expended. In the two years ended August 31, 2007, and 2006, our expenditures on technology development were $238,167, and $584,440, respectively.

Employees and Consultants

     At November 30, 2007, we had 17 full-time and part-time employees and consultants.

Item 2. Description of Property

     As of August 31, 2007, we occupied our premises at 1650 Brigantine Drive, Unit #100, Coquitlam, BC V3K 7B5, under a sublease- for office and workshop facilities for a period of 42 months commencing December 1, 2006. The premises lease commits the Company to a net annual rental expense of $131,000 in 2007, $132,600 in 2008, $134,600 in 2009 and additional annual operating costs estimated at $40,016 for a period of 42 months ending May 29, 2010. We are currently looking to sublease our old premises.

Item 3. Legal Proceedings

     As of November 30, 2007, there are no pending legal proceedings into which the Company is a party and we are not aware of any threatened legal proceedings.

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

     The following table sets forth the high and low prices for our common stock on the OTCBB for each quarter since August 31, 2005. The prices presented below are bid and ask prices which represented prices between broker-dealers and do not include retail markups and markdowns or any commission to the broker. The prices do not necessarily reflect actual transactions.

	Common Stock
Quarter Ended	Low	High
August 31, 2005	0.54	0.72
November 30, 2005	0.45	0.90
February 28, 2006	0.46	0.63
May 31, 2006	0.49	0.65
August 31, 2006	0.27	0.54
November 30, 2006	0.58	0.64

February 28, 2007	0.60	0.64
May 31, 2007	0.29	0.35
August 31, 2007	0.35	0.35

Holders

     As of November 15, 2007, we had approximately 100 shareholders of record. This does not include shareholders who held stock in accounts at broker or dealers.

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

13.      In September 2006, we issued 1,990,000 units at a price of $0.50 per unit for cash proceeds of $905,000 (gross proceeds of $995,000 net of finder’s fees of $95,000). Each unit consists of one common share and one-half share purchase warrant. Each whole warrant entitles the holder to purchase one additional share of common stock at a price of $0.60 per share for a period of one year from the date of issuance. The securities, which were issued for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Reg S there under.

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

15.      In March 2007, we issued an aggregate of 28,500 shares at a price of $0.67 per share in payment of corporate finance fees. The issuance was to three investors who acquired the securities in an offshore transaction pursuant to Reg S under the Securities Act. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Reg S there under.

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

17.      In July 2007, we issued an aggregate of 1,666,667 units at a price of $0.60 per unit for cash proceeds of $860,000 (gross proceeds of $1,000,000, net of finders’ fees of $140,000). Each unit consists of one common share and one-half share purchase warrant. Each whole warrant entitles the holder to purchase one additional share of common stock at a price of $0.64 per share for a period of two years from the date of issuance. The issuance was to one investor who acquired the securities in an offshore transaction pursuant to Reg S under the Securities Act. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Reg S there under.

18.      In August 2007, we issued an aggregate of 35,000 shares at a price of $0.27 per share in payment of corporate finance fees. The issuance was to one investor who acquired the securities in an offshore transaction pursuant to Reg S under the Securities Act. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Reg S there under.

19.      In September 2007, we issued an aggregate of 3,313,332 units at a price of $0.50 per unit for cash proceeds of $1,424,733 (gross proceeds of $1,656,666, net of finders’ fees of $231,933). Each unit consists of one common share and one-half share purchase warrant. Each whole warrant entitles the holder to purchase one additional share of common stock at a price of $0.54 per share for a period of two years from the date of issuance. The issuance was to one investor who acquired the securities in an offshore transaction pursuant to Reg S under the Securities Act. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Reg S there under.

20.      In October 2007, we issued an aggregate of 85,000 shares at a price of $0.46 per share in payment of investor relations fees. The issuance was to one investor who acquired the securities in an offshore transaction pursuant to Reg S under the Securities Act. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Reg S there under.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,219,951(1) 1,201,000(2) 8,420,951	$0.52 $0.54 $0.52	1,100,049 -0- 1,100,049
Equity compensation plans not approved by security holders
Total

(1) Includes 1,810,000 options granted to directors (550,000 options at a price of$1.10 per share, 140,000 options at a price of $0.56 per share, 270,000 options at a price of $0.27 per share and 850,000 options at a price of $0.52 per share), 200,000 options at a price of $0.63 per share in payment of investor relations fees and 150,000 options at a price of $0.52 per share in payment of investor relations fees, 100,000 options at a price of $1.10 per share in payment of technology development fees and 4,959,951 directors’ and employees’ options at various prices.

(2) Includes 50,000 warrants at a price of $0.75 per warrant in payment of investor relations consulting fees, 751,000 warrants at an exercise price of $0.50 per warrant in payment of corporate finance fees, and 400,000 warrants at a price of $0.59 per warrant in payment of investor relations fees.

Purchases of Equity Securities

     None.

Item 6. Management's Discussion and Analysis or Plan of Operations

Plan of Operations

     Our mission is to become the leading provider of high-value power-transmission solutions to the Oil & Gas, Industrial and Automotive markets. In order to accomplish this aggressive objective, Ikona will focus on a number of key priorities over the next twelve months:

  On-time fulfillment of lead customer orders in the Oil & Gas market
  The highest degree of after-sale service and support of lead customers
  Successful Oil & Gas sales execution: the Company has built out a substantial sales pipeline in and must close on a significant percentage of those opportunities
  Continued growth and prototype development in the Industrial market segment: Ikona has entered into development relationships in the separate applications of Indexing and Wind Energy and would like to enhance those relationships and work toward prototype production in each case
  Continued development of licensing opportunities in the Automotive market: Ikona plans to continue the execution of our License Agreement for royalties with our current partner Magna and develop other similar potential customers

     Ikona has made the transition from a development-stage company to a manufacturing organization with a range of high-value Oil & Gas products successfully commercialized throughout FY 2007. In order to support continuing commercialization efforts, the Company is targeting aggressive growth for FY 2008 and will be ramping up activities in a number of functional areas to support that growth.

     Marketing and Business Development will be key to Ikona’s continued commercialization efforts. Our planned marketing activities include a significant tradeshow presence as well as a high amount pf travel in order to meet prospective customers and joint development partners. We intend to focus significantly on Oil & Gas tradeshows in the next 12 months and plan to attend and exhibit our full range of product at the leading events in North America and the Middle East. We intend to promote Ikona technology to Middle East, European and North American industry leaders through participating in gear industry trade shows, hybrid vehicle conferences and through development and refining of joint development alliances and licensing agreements for existing and potential customers. We anticipate our annual business development operating costs will be approximately $490,000 over the next 12 months.

     We will be continuing our Product Development activities in Oil & Gas while trying to secure joint development arrangements with gearing application providers who wish to incorporate Ikona designs into their applications. We also intend to secure partnering relationships with gear manufacturers who can manufacture gears under license from Ikona based on our design specifications. Our objective is to maintain our focus as a gear design specialist and engineering solution provider of patented gearing products, while delegating component fabrication to third parties and keeping final assembly and testing in house. In order to meet the substantial demand for our commercial Oil & Gas products, we will continue to build out our Manufacturing and Operations team. The projected budget for the next twelve months of manufacturing activities is $1,473,000, excluding non-cash compensation expenses. Our planned manufacturing activities include spending additional funds on tooling and miscellaneous shop expenses in order to scale up our manufacturing operations.

     We have focused substantially all Technology Development activities over the past year on development of applications of our gearing technology in the Oil & Gas and Industrial sectors. Over the next 12 months we will focus our efforts on developing new prototypes in the Oil & Gas and Industrial markets consistent with our product roadmap. We anticipate that we will expend approximately $220,000 on research and development over the next 12 months, excluding non-cash compensation expenses.

     We anticipate that our General and Administrative expenses will increase approximately to $1.16 million per year, excluding non-cash compensation expenses, due to increased variable overheads associated with more staff and more commercial activities.

     We presently have 14 employees (fulltime and part-time) and 3 contractors and we expect to grow to 19 employees plus 3 contractors over the next 12 months. These growth estimates are contingent on access to sufficient funding and our ability to recruit suitable candidates with requisite engineering academic qualifications and gear industry work experience.

     We anticipate our total cash requirements for the next twelve months will be approximately $2.79 million, of which we had $1.25 million available at August 31, 2007. The balance of our cash requirements will need to be raised through additional financings. We estimate that an additional $1.54 million will be required to support our plan of operations over the next 12 months. We have no current arrangements with respect to sources of additional financing and there can be no assurance that additional financing will be available to us on commercially reasonable terms. The inability to obtain additional financing, when needed, would have a material adverse affect on us, including possibly requiring us to curtail our operations. To the extent that future financing involves the sale of our equity securities, our then existing stockholders, could be substantially diluted.

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

Operating and Financial Review and Prospects

     The following discussion and analysis of the financial condition and operating results of the Company for the two fiscal years ended August 31, 2007 and 2006 should be read in conjunction with the financial statements and related notes attached hereto. (See financial statements.)

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

Operating Results

The following describes the fiscal year ended August 31, 2007 compared to fiscal year ended August 31, 2006.

REVENUES. Revenues are generated from licensing royalties, the provision of engineering services and product revenues. In the years ended August 31, 2007 and 2006, we generated revenues of $1,041,789 and $464,213 respectively.

In the years ended August 31, 2007 and 2006, we generated royalties of $7,997 in licensing royalties from Aircast Inc. and $186,462 respectively. Royalties revenues of $186,462 in the year ended August 31, 2006 relate to:

  $6,249 in licensing royalties from Aircast Inc.

  $180,213 from Magna, an Austrian corporation, pursuant to a license agreement dated December 15, 2005 and a “Designation Addendum” from Magna.

In the years ended August 31, 2007 and 2006, we generated engineering services revenues of $3,296 and $18,855 respectively, and product revenues of $1,030,496 and $258,896 respectively. The increase pertains to successful oil & gas sales execution.

COST OF ENGINEERING SERVICES. Our cost of engineering services consists of engineering fees and salaries attributable directly to project revenues. Our cost of engineering services in the year ended August 31, 2007, was $1,178,907. In the comparative period, we recorded cost of engineering services of $269,138. The increase reflects costs associated with manufacturing mud pumps and drawworks.

AMORTIZATION AND DEPRECIATION. We record amortization expense on our capitalized patents and trademark costs and depreciation on our property, plant and equipment. In the years ended August 31, 2007 and 2006, we recorded depreciation and amortization expense of $167,645 and $96,172 respectively. The increase in expense reflects depreciation associated with $272,624 of depreciable equipment purchased in the current year.

BUSINESS DEVELOPMENT. Business development expense reflects internal and external costs to market our business opportunity to existing clients and potential new clients. Business development expense includes: the salaries and benefits of our president and our vice president of business development; and fees paid to external consultants for web design and web based marketing services. Business development expense was $622,011 and $304,579 respectively for the years ended August 31, 2007 and 2006. The increase in business development expense pertains to non-cash compensation expense in amount of $290,709.

CORPORATE FINANCE. Corporate finance expense reflects costs associated with fees paid to maintain the corporate finance function within our company. These fees are paid to our former chief financial officer and external consultants who oversee accounting, auditing, fund raising, and regulatory reporting functions for our company.

Corporate finance expense was $364,546 and $313,125 respectively for the years ended August 31, 2007 and 2006. Included in the 2007 corporate finance fees expense is non-cash compensation expense paid by common stock and warrants in amount of $200,189.

GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of clerical and administrative salaries and benefits, office rents, office supplies, telephone and telecommunications expenses, courier and other general costs not attributable directly to other statement of operations line items. Our general and administrative expenses were $685,236 and $108,071 for the years ended August 31, 2007 and 2006. The increase in general and administrative expense pertains to salary expense of our executive vice-president in amount of $116,000, increased office supplies purchases and maintenance fees in the current year. Included in the August 31, 2007 expense is an amount of $379,625 of non-cash compensation expense.

INVESTOR RELATIONS. Our investor relations expense consists primarily of external consulting fees, a portion of which are non-cash compensation expenses associated with stock option incentives. Investor relations expenses also are associated with communications costs to increase investors' awareness of our company. Investor relations expenses were $391,867 and $126,588 for the years ended August 31, 2007 and 2006. The increase in expense is mainly due to non-cash compensation expense in amount of $207,119.

LISTING AND FILING FEES. Our listing and filing fees expense consists primarily of external consulting fees and associated communications costs to convert our regulatory filings into Edgar filing format. Listing and filing fees expenses were $9,423 and $15,116 for the years ended August 31, 2007 and 2006. The decrease in expense is mainly due to decreased amount of filings.

PRODUCT DEVELOPMENT. Our product development expense consists primarily of indirect costs that are attributable to costs of engineering services, salaries, and materials and supplies consumed by our department. Our product development expense was $735,266 and $nil for the years ended August 31, 2007 and 2006. Included in the 2007 product development expense is non-cash compensation expense in amount of $134,179.We recorded no expense in the year ended August 31, 2006 as we did not have indirect costs attributable to cost of product development.

PROFESSIONAL FEES. Our professional fees expense consists primarily of external fees associated with our auditors, our securities attorneys and our corporate contractual counsel. Professional fees expenses were $218,179 and $102,913 for the years ended August 31, 2007 and 2006 respectively. The increase in expense associated with increased legal and securities attorney fees related to the settlement with our former CFO, increased audit fees and increased external consulting fees related to preparation of our reports.

RENT. Our rent expenses consist primarily of an office premises lease and associated variable costs such as property taxes, maintenance, and costs passed on to us regarding our lease agreement. Rent expense was $176,649 and $65,131 for the years ended August 31, 2007 and 2006. The increase in rent expense relates to increased costs of our relocation to larger premises in amount of $132,649 and to payments of previous leased premises in amount of $44,000.

TECHNOLOGY DEVELOPMENT. Technology development expense reflects internal and external costs to develop our technology including the salaries of our engineers, fees paid to external consultants, and materials and supplies consumed in advancing our core intellectual property. Research and development expense was $238,167 and $584,440 respectively for the years ended August 31, 2007 and 2006. The decrease technology development expense is due to the utilization of our engineering team on client projects. Included in the 2007 technology development expense is non-cash compensation expense in amount of $136,836.

TRAVEL AND RELATED. Travel and related expense includes all of our travel costs associated with travel for reasons of business development, research and development, and corporate finance. Included in travel are the costs of flights, trains, automotive rentals, accommodations, meals and other associated travel costs. Travel and related expense was $89,114 and $50,140 respectively for the years ended August 31, 2007 and 2006. The increase in expense is associated with travel arrangements around the globe during the year ended August 31, 2007.

Liquidity and Capital Resources

     As at August 31, 2007, our total cash was $1,227,579, our working capital deficiency was $(460,314), and our stockholders' deficiency was $(120,098). Since inception in August 2001, we have incurred cumulative losses of $9,390,679. Our current working capital is expected to be sufficient to satisfy our operating requirements for four months. Our ability to satisfy projected working capital requirements is dependent upon our ability to generate revenue and to secure additional funding through public or private sales of securities, including equity securities. In the month of September, 2007, we completed process of private placement in amount of $1,424,733 (gross proceeds of $1,656,666, net of finders’ fees of $231,933). As of the date of this report, the Company repaid the convertible notes payable in the amount of $1,380,356, including interest of $180,356.We are continuing to actively pursue investments from a number of potential sources. There is no assurance that we will secure the necessary capital on terms acceptable to us. If we are unable to raise additional capital when needed, this could have a material adverse affect on us, including possibly requiring us to curtail or cease our operations.

     At August 31, 2007, our current working capital is expected to be sufficient to satisfy our operating requirements for approximately four months. Our ability to satisfy projected working capital requirements is dependent upon our liability to secure additional funding through public or private sales of securities, including equity securities. There is no assurance that we will secure the necessary capital on terms acceptable to us. If we are unable to raise additional capital when needed, this could have a material adverse affect on us, including possibly requiring us to curtail or cease our operations.

     During the year ended August 31, 2007, our operations consumed $1,872,044. Our net loss of $4,127,604 was partially offset by depreciation and amortization of $147,645, also reduced by $1,348,657 of various non-cash expenses, deferred non-cash interest expenses of $267,136 and amortization of fees of $172,156. In arriving at our net cash consumed in operations, our net loss was decreased by $4,151 non-cash loss on disposal of assets, and decreased by $315,815 of cash consumed in our operating assets and liabilities, resulting in net cash used in operations of $1,872,044. In the year ended August 31, 2006, our operations consumed $1,224,755.

     During the year ended August 31, 2007, we spent $272,624 on new furniture, machinery and equipment and leasehold improvements, for net cash consumed in investing activities of $272,624. In the year ended August 31, 2006, we spent $50,408 on machinery and equipment (net of disposals).

     During the year ended August 31, 2007, we generated $2,934,815 from financing activities. We received a net private placement during the year ended August 31, 2007 of $2,031,600 (gross proceeds of $2,266,600, net of issuance costs of $235,000). Our cash flow from financing activities was increased by subscriptions advanced of $906,666 and decreased by repayment of loan payable of $2,321 and repayment of lease payable of $1,130.

     In total, our cash increased by $790,147 to $1,227,579 for the year ended August 31, 2007. Our cash was $437,432 as of the August 31, 2006.

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

Trends

     Ikona has experienced significant commercial success in the launch of its Oil & Gas products during FY 07. We expect substantial growth in awareness and interest in these products over the course of FY 2008 supported by strong macroeconomic factors that include strong demand in the US drilling sector and high oil prices. The high price and continued strong demand for fossil fuel product will also provide continued support for the alternative energy market, specifically wind energy. Ikona’s patented gear technology offers substantial improvements to windmill technology and the company’s diversified, but focused, business model positions us to take advantage of these favorable market conditions. We expect steady demand in both the communications markets, further supporting efforts to commercialize a portable satellite pedestal with an Ikona gearbox to enable the automated rotation and tilting of a 2.4 meter antenna.

Although we will continue to offer clients the option to license our gear technology, we believe that the change in our business model to include the manufacture and distribution of Oil & Gas products will lead much higher near term revenues and further support our ability to refine and develop our patented technology for use in the Industrial and Automotive markets.

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
Vancouver British Colombia

We have audited the accompanying consolidated balance sheets of Ikona Gear International, Inc. and Subsidiaries (A Development Stage Company) (the Company) as of August 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of August 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has used, rather than provided, cash from operations and has an accumulated deficit of $9,390,679 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dohan and Company, CPA's

Miami, Florida
November 30, 2007

IKONA GEAR INTERNATIONAL, INC.

Consolidated Balance Sheets
August 31

	2007	2006

ASSETS
Current assets:
Cash	$1,227,579	$437,432
Accounts receivable, net of allowance of $-	445,591	2,708
Other receivables	12,075	6,107
Work in process inventory	344,327	72,767
Prepaid expenses	39,804	56,238
Deferred taxes, net of valuation allowance of $3,192,800 (2006 - $1,789,100) (Note 15)	-	-

Total current assets	2,069,376	575,252
Property and equipment (Note 5)	247,907	123,765
Deferred expenses (Note 6)	100,833	272,989

Total assets	$2,418,116	$972,006

LIABILITIES AND DEFICIENCY IN ASSETS
Current liabilities:
Accounts payable and accrued liabilities	$432,213	$109,623
Accrued warranty	31,784	-
Convertible notes payable (Note 8)	1,300,699	1,033,562
Current portion of capital lease payable (Note 10)	1,850	-
Current portion of loan payable (Note 9)	3,470	2,786
Unearned revenue	759,674	94,257

Total current liabilities	2,529,690	1,240,228
Capital lease payable (Note 10)	334	-
Loan payable (Note 9)	8,190	11,195

Total liabilities	2,538,214	1,251,423

Commitments (Note 18)
Deficiency in assets
Common stock (Note 11)
Authorized
100,000,000 common shares, $0.00001 par value
30,659,459 common shares (2006 – 26,159,292 shares) issued and outstanding	306	261
Additional paid-in capital	8,363,609	4,983,397
Subscriptions advanced	906,666	-
Deficit	(9,390,679)	(5,263,075)

Total deficiency	(120,098)	(279,417)

Total liabilities and deficiency in assets	$2,418,116	$972,006

The accompanying notes are an integral part of theses consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.

Consolidated Statements of Operations

	Year Ended August 31,
	2007	2006

REVENUES
Royalties	$7,997	$186,462
Engineering services	3,296	18,855
Product revenues	1,030,496	258,896
TOTAL REVENUE	1,041,789	464,213
Cost of goods sold	(1,178,907)	(269,138)
Gross margin (loss)	(137,118)	195,075
EXPENSES
Amortization and depreciation	147,645	96,172
Business development (Note 6)	622,011	304,579
Corporate finance (Note 6 and 12)	364,546	313,125
Foreign exchange loss	31,756	3,443
General and administrative	685,236	108,071
Investor relations (Note 12)	391,867	126,588
Listing and filing fees	9,423	15,116
Product development	735,266	-
Professional fees	218,179	102,913
Rent	176,649	65,131
Technology development (note 12)	238,167	584,440
Travel and related	89,114	50,140

TOTAL EXPENSES	(3,709,859)	(1,769,718)

OTHER INCOME/(EXPENSES)
Interest income	18,777	11,773
Interest expense (Note 8)	(295,253)	(279,966)
Gain on disposal of assets (Note 5)	(4,151)	18,348

TOTAL OTHER INCOME/(EXPENSES)	(280,627)	(249,845)
Loss before income taxes	(4,127,604)	(1,824,488)
Income taxes	-	-
Net loss for the period	$(4,127,604)	$(1,824,488)

Basic and diluted net loss per share	$(0.15)	$(0.07)

Weighted average number of common shares outstanding – basic
and diluted	28,424,150	25,606,004

The accompanying notes are an integral part of theses consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.

Consolidated Statement of Stockholders’ Equity (Deficiency)

	Common Stock

			Additional
	Number of		Paid-in	Subscriptions
	Shares	Amount	Capital	Advanced	Deficit	Total

Balance at August 16, 2001 (inception)	-	$-	$-	$-	$-	$-
Net Loss for the period	-	-	-	-	(5)	(5)
Balance at August 31, 2001	-	$-	$-	$-	$(5)	$(5)

Issuance of common shares on acquisition of
patents at $0.04 per share, September 2001	2,725,000	$27	$108,973	$-	$-	$109,000
Issuance of common shares on acquisition of
trademark at $0.04 per share, September 2001	25,000	-	1,000	-	-	1,000
Issuance of common shares to founders at
$0.00001 per share, October 2001	8,713,416	87	(17)	-	-	70
Issuance of common shares for cash at $0.20 per
share, November 2001	263,665	3	52,730	-	-	52,733
Issuance of common shares for cash at $0.20 per
share, February 2002	1,286,335	13	257,253	-	-	257,266
Issuance of common shares for cash at $0.20 per
share, May 2002	393,750	4	78,746	-	-	78,750
Net loss for the year	-	-	-	-	(361,435)	(361,435)
Balance at August 31, 2002	13,407,166	$134	$498,685	$-	$(361,440)	$137,379

Issuance of common shares for cash at $0.20 per
share, November 2002	336,250	$3	$67,247	$-	$-	$67,250
Issuance of common shares for corporate finance
fees at $0.20 per share, November 2002	85,800	1	17,159	-	-	17,160
Issuance of common shares for cash at $0.20 per
share, January 2003	175,000	2	34,998	-	-	35,000
Issuance of common shares for cash at $0.20 per
share, May 2003	175,000	2	34,998	-	-	35,000
Issuance of common shares for corporate finance
fees at $0.20 per share, May 2003	67,625	1	13,524	-	-	13,525
Issuance of common shares for cash at $0.20 per
share, July 2003	526,792	5	105,353	-	-	105,358
Issuance of common shares for corporate finance
fees at $0.20 per share, July 2003	7,500	-	1,500	-	-	1,500
Issuance of common shares for cash at $0.40 per
share, August 2003	251,250	2	100,498	-	-	100,500
Issuance of common shares for corporate finance
fees at $0.40 per share, August 2003	9,250	1	3,699	-	-	3,700
Net loss for the year	-	-	-	-	(369,303)	(369,303)
Balance at August 31, 2003	15,041,633	$151	$877,661	$-	$(730,743)	$147,069

--Continued --

The accompanying notes are an integral part of theses consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.

Consolidated Statement of Stockholders’ Equity (Deficiency)
--Continued--

	Common Stock

			Additional
	Number of		Paid-in	Subscriptions
	Shares	Amount	Capital	Advanced	Deficit	Total

Recapitalization, October 2003	6,814,000	$68	$154,932	$-	$-	$155,000
Shares cancelled, January 2004	(500,000)	(5)	5	-	-	-
Issuance of common shares for cash at $0.50 per
share, January 2004	290,000	3	144,997	-	-	145,000
Issuance of common shares for cash at $0.75 per
share (gross proceeds $465,500, net of issuance
costs of $29,225), February 2004	620,666	6	436,269	-	-	436,275
Issuance of common shares for cash at $0.75 per
share (gross proceeds $1,016,201, net of issuance
costs of $51,275), March 2004	1,354,933	14	964,912	-	-	964,926
Issuance of common shares for cash at $0.75 per
share (gross proceeds $346,822, net of issuance
costs of $7,000), April 2004	462,427	4	339,818	-	-	339,822
Issuance of common shares for cash at $0.75 per
share, July 2004	6,666	-	5,000	-	-	5,000
Stock based compensation expense	-	-	38,758	-	-	38,758
Net loss for the year	-	-	-	-	(1,016,640)	(1,016,640)
Balance at August 31, 2004	24,090,325	$241	$2,962,352	$-	$1,747,383	$1,215,210
Issuance of common shares for cash at $0.75 per
share (gross proceeds $785,000, net of issuance
costs of $54,950), March 2005	1,046,667	10	$730,040	-	-	730,050
Issuance of common shares for corporate finance
fees at $0.65 per share, April 2005	12,300	-	7,995	-	-	7,995
Stock based compensation expense	-	-	178,150	-	-	178,150
Net loss for the year	-	-	-	-	(1,691,204)	(1,691,204)
Balance at August 31, 2005	25,149,292	$251	$3,878,537	$-	$3, 438,587	$440,201
Issuance of common shares for cash at $0.75 per
share (gross proceeds $300,000, net of issuance
costs of $24,000), October 2005	400,000	4	275,996	-	-	276,000
Issuance of common shares on settlement of
accounts payable and accrued liabilities at $0.50
per share, October 2005	10,000	-	5,000	-	-	5,000
Issuance of common shares for business
development fees at $0.58 per share, May 2006	100,000	1	57,999	-	-	58,000
Issuance of common shares corporate finance fees
at $0.33 per share, July 2006	500,000	5	164,995	-	-	165,000
Beneficial conversion feature on convertible notes	-	-	96,000	-	-	96,000
Issuance of warrants on convertible notes	-	-	350,404	-	-	350,404
Stock based compensation expense	-	-	154,466	-	-	154,466
Net loss for the year	-	-	-	-	(1,824,488)	(1,824,488)
Balance at August 31, 2006	26,159,292	$261	$4,983,397	$-	$(5,263,075)	$(279,417)

The accompanying notes are an integral part of theses consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.

Consolidated Statement of Stockholders’ Equity (Deficiency)
--Continued--

	Common Stock

			Additional
	Number of		Paid-in	Subscriptions
	Shares	Amount	Capital	Advanced	Deficit	Total

Issuance of 1,990,000 common shares for cash at
$0.50 per share (gross proceeds $995,000, net of
issuance costs of $95,000), September 2006	1,990,000	20	899,980	-	-	900,000
Issuance of 200,000 common shares for corporate
finance fees at $0.35 per share, December 2006	200,000	2	69,998	-	-	70,000
Issuance of 28,500 common shares for corporate
finance fees at $0.67 per share, March 2007	28,500	1	19,095	-	-	19,095
Issuance of 500,000 common shares for cash at
$0.50 per share, April 2007	500,000	5	249,995	-	-	250,000
Issuance of 40,000 common shares on the exercise
of option for cash at $0.27 per share, April 2007	40,000	-	10,800	-	-	10,800
Issuance of 40,000 common shares on the exercise
of option for cash at $0.27 per share, May 2007	40,000	-	10,800	-	-	10,800
Issuance of 1,666,667 common shares for cash at
$0.60 per share (gross proceeds $1,000,000, net of
issuance costs of $140,000), July 2007	1,666,667	17	859,983	-	-	860,000
Issuance of 35,000 common shares for corporate
finance fees at $0.27 per share, August 2007	35,000	-	9,400	-	-	9,400
Subscriptions advanced				906,666	-	906,666
Stock based compensation expense	-	-	1,250,161	-	-	1,250,161
Net loss for the year	-	-	-	-	(4,127,604)	(4,127,604)
Balance at August 31, 2007	30,659,459	$306	$8,363,609	$906,666	$(9,390,679)	$(120,098)

IKONA GEAR INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	Year Ended August 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(4,127,604)	$(1,824,488)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	147,645	96,172
Business development fees paid by stock options	290,709	-
Corporate finance fees paid by common stock and warrants	200,189	101,713
General and administrative fees paid stock options	379,625	46,767
Investor relations fees paid by stock options and warrants	207,119	-
Product development fees paid by stock options	134,179	-
Technology development fees paid by stock options	136,836	5,986
Amortization of corporate finance fees	130,156	78,011
Amortization of business development fees	42,000	21,000
Interest expense on convertible notes payable	267,136	279,966
Loss (gain) on disposal of assets	4,151	(18,348)
Change in operating assets and liabilities:
Accounts receivable	(442,883)	11,904
Other receivables	(5,968)	(6,107)
Work in process inventory	(271,560)	(72,767)
Prepaid expenses	16,434	(39,100)
Accounts payable and accrued liabilities	322,591	6,995
Accrued warranty	31,784	-
Due to related party	-	(6,716)
Unearned revenue	665,417	94,257

Cash used in operating activities	(1,872,044)	(1,224,755)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred expenses	-	(149,000)
Proceeds on loan payable	-	14,200
Repayment of loan payable	(2,321)	(219)
Payment of capital lease payable	(1,130)	-
Convertible notes payable	-	1,200,000
Issuance of common stock, net of issuance costs	2,031,600	276,000
Subscriptions advanced	906,666	-

Cash provided by financing activities	2,934,815	1,340,981

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment acquired for cash	(272,624)	(71,199)
Proceeds on disposal of assets	-	20,791

Cash used in investing activities	(272,624)	(50,408)

NET INCREASE (DECREASE) IN CASH	790,147	65,818
CASH AT BEGINNING OF PERIOD	437,432	371,614

CASH AT END OF PERIOD	$1,227,579	$437,432

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure with respect to cash flow (Note 13)

The accompanying notes are an integral part of theses consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
Notes to Consolidated Financial Statements)
(Expressed in United States Dollars)
August 31, 2007 and 2006

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

	2007	2006

Accumulated deficit during the development stage	$(9,390,679)	$(5,263,075)
Working deficiency	$(460,314)	$(664,976)

IKONA GEAR INTERNATIONAL, INC.)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2007 and 2006

Note 3 - Significant Accounting Policies

The significant accounting policies adopted by the Company are as follows:

(a) Basis of presentation

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The Company is no longer considered to be a development stage company since its planned principal operations have commenced as of March 1, 2007.

(b) Use of Estimates

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

(c) Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, deposits in banks, and highly liquid investments with original maturities of three months or less. To limit its credit risk exposure in excess of federally insured amounts, the Company places its deposits with financial institutions with high credit standing. As of August 31, 2006 and 2005, the Company had no cash equivalents.

(d) Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation on property and equipment is calculated to amortize their cost on a straight-line basis over their estimated useful lives as follows:

Computers and software	2 years
Furniture	5 years
Equipment	3 years
Leasehold improvements	3 years

(e) Long-Lived or Disposal of Assets

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

IKONA GEAR INTERNATIONAL, INC.)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2007 and 2006

Note 3 - Significant Accounting Policies (continued)

(g) Technology Development Expenses

Costs incurred for technology development are expensed as incurred.

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

(i) Warranty liability

A provision for warranty costs is recorded on product sales when revenue is recognized. In establishing the accrued warranty liability, we estimated the likelihood that products sold will experience warranty claims and the estimated costs to resolve claims received. In making such determinations, we use estimated based on 3% of product sales. Should these estimates prove to be incorrect, we may incur costs different from those provided for in our warranty provisions.

(j) Stock-Based Compensation

As a result of the amendments to Statement of Financial Accounting Standards 123 R (“SFAS 123R”), the Company was required to expense the fair value of employee stock options over the vesting period beginning with the year ended August 31, 2007. The Company recorded the fair value of stock-based compensation expense from the amortization of stock options issued to employees of $941,349 (2006 - $nil) during the year ended August 31, 2007. The Company recorded $290,709 as business development, $379,625 as general and administrative, $134,179 as product development and $136,836 as technology development expenses in the consolidated statement of operations for the year ended August 31, 2007.

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and the consensus in Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services. During the year ended August 31, 2007, the Company recognized stock-based compensation expense of $308,812 (2006 - $153,926) relating to the fair value of stock options and warrants issued to non-employees which has been recorded in investor relations in the amount of $207,119 (2006 - $46,767), in technology development in the amount of $nil (2006 -$5,986) and in corporate finance in amount of $ 101,692 (2006 - $101,173).

During the year ended August 31, 2006, the Company accounted for its employee stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. As such, compensation expense was recorded on the date of grant only if the market value of the underlying stock at the date of grant exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock- Based Compensation” (“SFAS 123”), requires entities that continue to apply the provisions of APB 25 for transactions with employees to provide pro forma income (loss) and pro forma income (loss) per share disclosures for employee stock option grants made as if the fair value- based method defined in SFAS 123 had been applied to these transactions..

IKONA GEAR INTERNATIONAL, INC.)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2007 and 2006

Note 3 - Significant Accounting Policies (continued)

(j) Stock-Based Compensation (continued)

	Year	Year
	Ended	Ended
	August 31,	August 31,
	2007	2006

Net loss, as reported	$(4,127,604)	$(1,824,488)

Deduct: Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	-	(947,752)

Pro-forma net loss	$(4,127,604)	$(2,772,240)

Basic and diluted net loss per share, as reported	$(0.15)	$(0.07)

Basic and diluted net loss per share, pro-forma	$(0.15)	$(0.10)

Weighted average number of common shares outstanding –
basic and diluted	28,424,150	25,606,004

(k) Loss Per Share

Basic loss per share is computed by dividing the loss for the period attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. Diluted loss per share is not presented separately from loss per share since there are no potentially dilutive shares of common stock outstanding. At August 31, 2007, the total number of potentially dilutive shares of common stock excluded from basic net loss per share was nil (August 31, 2006 – 10,601,516).

(l) Income Taxes

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

IKONA GEAR INTERNATIONAL, INC.)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2007 and 2006

Note 3 - Significant Accounting Policies (continued)

(m) Foreign Currency Translation

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in the statement of operations. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statement of operations. Foreign exchange losses of $31,756 (2006 - $3,443) are included in the results of operations.

(n) Deferred Expenses

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

(o) Convertible Promissory Notes

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

(p) Recent Accounting Pronouncements

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

IKONA GEAR INTERNATIONAL, INC.)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2007 and 2006

Note 3 - Significant Accounting Policies (continued)

(p) Recent Accounting Pronouncements (continued)

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

IKONA GEAR INTERNATIONAL, INC.)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2007 and 2006

Note 4 – Inventory

Major classes of inventory are:

	Year	Year
	Ended	Ended
	August 31,	August 31,
	2007	2006

Work-in-process	$215,651	$268,530

Finished goods	128,676	-

Total	$344,327	$268,530

Note 5 – Property and Equipment

	August 31, 2007			August 31, 2006

		Accumulated			Accumulated
	Cost	Depreciation	Net Book Value	Cost	Depreciation	Net Book Value

Computers and software	$133,094	$109,143	$23,951	$92,552	$67,669	$24,883
Furniture	39,380	20,063	19,317	34,495	13,623	20,872
Equipment	304,893	117,070	187,823	102,283	49,026	53,257
Leasehold improvements	20,410	3,579	16,831	77,706	52,953	24,753

	$497,777	$249,855	$247,922	$307,036	$183,271	$123,765

In October 2006, the Company experienced a theft of computers and software with a net book value of $4,151. The Company removed computers and software with a historical cost of $5,798 and accumulated depreciation of $1,647 from its records and recorded a loss on disposal of $4,151.

Note 6 - Deferred Expenses

The Company has incurred business development and financing expenses which it has chosen to defer over the term of associated services being provided.

	Deferred		Deferred		Deferred
	Business		Finance		Finance
	Development		Expense		Expense		Total
Deferred Expense Incurred	$63,000	(a)	$165,000	(b)	$144,000	(c)	$372,000
Less: Amortization	(63,000)		(64,167)		(144,000)		(271,167)
Unamortized Deferred Expenses	$-		$100,833		$-		$100,833

IKONA GEAR INTERNATIONAL, INC.)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2007 and 2006

Note 6 - Deferred Expenses (continued)

a)

The Company entered into a one-year business development agreement in May 2006. In consideration, the Company agreed to pay $10,000 ($5,000 paid and $5,000 payable upon successful establishment of a joint venture or distribution partnership) and issued 100,000 shares at $0.58 per share. The Company recorded deferred expenses of $63,000, and is amortizing the deferred expenses over the one year term of the agreement. For the year ended August 31, 2007, the Company recorded a charge to business development fees of $42,000.

b)

The Company entered into an investment banking agreement in July 2006 and issued 500,000 shares of common stock, subject to the release of 100,000 shares immediately, 100,000 shares in one year, and 300,000 in two years, with all shares subject to normal trading restrictions. The Company recorded deferred expenses of $165,000, and is amortizing the amount over the 36 month term of the agreement. For the year ended August 31, 2007, the Company recorded a charge corporate finance fees of $55,000.

c)

The Company completed a $1,200 000 financing of convertible promissory notes in March 2006 (Note 8) and incurred commissions of $144,000 at that time. The Company has recorded the commissions as deferred expenses and is amortizing the amount over the one year term of the promissory notes. For the year ended August 31, 2007, the Company recorded a charge to corporate finance fees of $75,156.

Note 7 - Related Party Transactions

The Company entered into the following transactions with related parties during the year ended August 31, 2007:

a)	Paid or accrued business development fees of $121,546 (2006 - $118,396) to a company controlled by a director of the Company.

b)	Paid or accrued corporate finance fees of $43,600 (2006 - $104,483) to a company controlled by a former director of the Company.

c)	Paid or accrued business development fees of $nil (2006 - $12,750) to a company controlled by a relative of a director of the Company.

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

The fair value of the warrants granted by the Company was $350,404. The Company has recorded a debit to convertible notes payable and a credit to additional paid-in capital. The Company is amortizing the warrant value over the one year term of the promissory notes. For year ended August 31, 2007, the Company recorded a charge to interest expense of $175,202. The fair market value of the common stock into which the promissory notes were convertible at that time of issuance was $1,296,000. The Company has recorded a beneficial conversion feature of $96,000 and recorded a debit to convertible notes payable and a credit to additional paid-in capital.

IKONA GEAR INTERNATIONAL, INC.)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2007 and 2006

Note 8 - Convertible Notes Payable (continued)

The Notes rank senior to other debt, bear interest at 10% per year, which accrues and is added to the outstanding principal amount on a daily basis. The holder of each Note has the right to convert the Note into shares of common stock at a conversion price of $0.50 per share. Notes with a face value of $600,000 are due on March 3, 2007 and Notes with a face value of $600,000 are due on March 13, 2007. As of the date of this report, the Company has tendered the funds in full for repayment of the Notes in the amount of $1,380,356, including interest of $180,356.

Note 9 - Loan Payable

In March 2006, the Company entered into an agreement with for the purchase of computer server equipment. The amount financed is $14,200 (C$15,954.52), amortization period is 48 months and interest rate is 17.99% .

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

IKONA GEAR INTERNATIONAL, INC.)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2007 and 2006

Note 11 – Common Stock (continued)

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

In July 2004, the Company issued 6,666 units at a price of $0.75 per unit for cash proceeds of $5,000. Each unit consisted of one share of common stock and one-half of one non-transferable share purchase warrant whereby each whole warrant entitled the holder to acquire one additional share of common stock at a price of $3.00 per share for a period of one year.

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

IKONA GEAR INTERNATIONAL, INC.)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2007 and 2006

Note 11 – Common Stock (continued)

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

In July 2007, the Company issued 1,666,667 units at a price of $0.60 per unit for cash proceeds of $860,000 (gross proceeds of $1,000,000 net of finder’s fees of $140,000). Each unit consists of one common share and one-half share purchase warrant. Each whole warrant entitles the holder to purchase one additional share of common stock at a price of $0.65 per share for a period of two years from the date of issuance.

IKONA GEAR INTERNATIONAL, INC.)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2007 and 2006

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

	Number of	Weighted Average
	Options	Exercise Price
Options outstanding, August 31, 2005	2,474,000	$1.93
Issued	2,958,500	0.35
Exercised	-	-
Expired	(1,101,000)	(1.00)
Options outstanding, August 31, 2006	4,331,500	0.51
Issued	4,443,201	0.50
Exercised	(80,000)	(0.27)
Expired	(1,474,750)	(0.44)
Options outstanding, August 31, 2007	7,219,951	$0.52
Options exercisable, August 31, 2007	5,244,469	$0.53

The weighted average fair value of options granted during the current fiscal year was $0.40 per option (2006 - $0.29) .

A summary of stock options outstanding at August 31, 2007, is as follows:

	Outstanding Options		Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price	Number	Life	Price	Number	Price
$ 0.27	270,000	4.90 years	$ 0.27	270,000	$ 0.27
0.34	23,000	4.97 years	0.34	8,307	0.34
0.35	1,837,500	5.19 years	0.35	1,837,500	0.35
0.36	108,000	5.25 years	0.36	42,000	0.36
0.38	50,000	4.90 years	0.38	1,389	0.38
0.41	150,000	5.66 years	0.41	150,000	0.41
0.45	300,000	4.18 years	0.45	183,333	0.45
0.52	3,414,451	5.62 years	0.52	1,684,940	0.52
0.56	140,000	3.87 years	0.56	140,000	0.56
0.63	200,000	5.38 years	0.63	200,000	0.63
1.10	727,000	2.83 years	1.10	727,000	1.10

	7,219,951			5,244,469

IKONA GEAR INTERNATIONAL, INC.)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2007 and 2006

Note 12 – Stock Options and Warrants (continued)

Stock Options (continued)

The Company uses the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

	2007	2006

Risk-free interest rate	4.25%	4.25%
Dividend yield rate	0.00%	0.00%
Price volatility	97.8% - 109.8%	103.7%
Weighted average expected life of options	6 years	6 years

Warrants

In March 2005, the Company issued 50,000 warrants at a price of $0.75 per warrant in payment of investor relations consulting fees. These warrants were valued at $16,408 which was recognized over twelve months, being the period of the service contract.

In February 2006, the Company entered into an investment banking agreement and issued 751,000 warrants in March 2006, at an exercise price of $0.50 per warrant, exercisable for a five year period ending March 13, 2011. The fair value of the warrants issued was $203,426. The Company is recognizing this amount over the term of the agreement and accordingly has recorded $101,694 as corporate finance fees for the year ended August 31, 2007.

In May 2006, the Company signed a one-year agreement for investor relations services and issued 400,000 warrants exercisable for a two year period at an exercise price of $0.59 per warrant. The fair value of the warrants issued was $91,075. The Company is recognizing this amount over the term of the agreement and accordingly has recorded $60,717 of investor relations fees for the year ended August 31, 2007.

The Company uses the Black-Scholes option pricing model to compute the estimated fair value of compensatory warrants, based on the following weighted average assumptions:

	2007	2006

Risk-free interest rate	4.25%	4.25%
Dividend yield rate	0.00%	0.00%
Price volatility	97.8% - 109.8%	103.7%
Weighted average expected life of warrants	1 year	1 year

IKONA GEAR INTERNATIONAL, INC.)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2007 and 2006

Note 12 – Stock Options and Warrants (continued)

Warrants (continued)

		Weighted Average
	Number of Warrants	Exercise Price
Warrants outstanding, August 31, 2005	2,319,016	1.00
Issued	3,951,000	0.61
Exercised	-	-
Expired	-	-
Warrants outstanding, August 31, 2006	6,270,016	$0.76
Issued	2,078,333	0.61
Exercised	-	-
Expired	(2,269,016)	(1.40)
Warrants outstanding, August 31, 2007	6,079,333	$0.62
Warrants exercisable, August 31, 2007	6,079,333	$0.62
Weighted average fair value of warrants granted in the year		$0.61

In February 2005, the board of directors approved an extension and repricing of certain previously issued warrants. The revised terms are reflected in the table below.

The summary of warrants outstanding is as follows:

			2007	2008
			Exercise	Exercise	Expiry
Issuances	Issued	Outstanding	Price	Price	Date
March 31, 2005	50,000	50,000	0.75	0.75	March 31, 2010
October 25, 2005	400,000	400,000	1.00	1.40	October 25, 2007
March 13, 2006	751,000	751,000	0.50	0.50	March 13, 2011
March 13, 2006	2,400,000	2,400,000	0.59	0.59	March 13, 2011
May 2, 2006	400,000	400,000	0.59	0.59	May 2, 2008
September 21, 2006	995,000	995,000	0.60	0.60	September 21, 2007
April 5, 2007	250,000	250,000	0.55	0.55	April 5, 2008
July 18, 2007	833,333	833,333	0.65	0.65	July 18, 2009

Total outstanding	6,079,333	6,079,333

IKONA GEAR INTERNATIONAL, INC.)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2007 and 2006

Note 13 - Revenues

Revenues are generated from royalties, provision of engineering services and product sales. Royalties are associated with rights to manufacture using the Company’s patented gear system technology. Engineering services are associated with technology development and product revenues involve engineered mechanical gearboxes, mud pump drives and drawworks for use in the oil & gas applications.

Note 14 – Supplemental Disclosure with Respects to Cash Flows

The significant non-cash transactions for the year ended August 31, 2007, consisted of:

  The issuance of 200,000 common shares at a price of $0.35 for termination settlement with the former chief financial officer and director recorded as corporate finance fees.
  The issuance of 28,500 common shares at a price of $0.67 recorded as corporate finance fees.
  The issuance of 35,000 common shares at a price of $0.27 recorded as corporate finance fees.
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
  The issuance of 500,000 common shares at a price of $0.33 recorded as deferred expenses.

Note 15 - Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2007	2006
Loss before income taxes	$(4,127,604)	$(1,824,488)
Expected income tax benefit	$1,403,000	$620,000
Unrecognized benefit of operating loss carry forwards	(1,403,000)	(620,000)
Income tax benefit	$-	$-

Significant components of the Company’s deferred tax assets based on statutory tax rates are as follows:

	2007	2006

Deferred tax assets:
Tax effect of operating loss carry forwards	$3,192,800	$1,789,100
Valuation allowance	(3,192,800)	(1,789,100)

Net deferred tax assets	$-	$-

IKONA GEAR INTERNATIONAL, INC.)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2007 and 2006

Note 15 - Income Taxes (continued)

The Company has approximately $9,390,000 of net operating loss carry forwards which expire beginning in 2023. The Company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and it is more likely than not that these benefits will not be realized.

Note 16 - Segment Information

The Company’s operations were conducted in one reportable segment, being the development and commercialization of a unique patented gearing technology, primarily in Canada and USA.

		Year			Year
		Ended			Ended
		August 31, 2007			August 31, 2006
	US	Canada	Total	US	Canada	Total

REVENUES	$-	$1,041,789	$1,041,789	$180,213	$284,000	$464,213

LONG-LIVED ASSETS	$-	$247,907	$247,907	$-	$123,765	$123,765

Note 17 – Financial Instruments

a) Fair Value

The Company's financial instruments consist of cash, receivables, accounts payable and accrued liabilities, convertible notes payable, loan payable and capital lease payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

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

Note 18 – Commitments

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

IKONA GEAR INTERNATIONAL, INC.)
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
August 31, 2007 and 2006

Note 19 – Subsequent events

In September 2007, the Company issued 1,813,332 units at a price of $0.50 per unit for cash proceeds of $779,773 (gross proceeds of $906,666, net of finder’s fees of $126,933). Each unit consists of one common share and one-half share purchase warrant. Each whole warrant entitles the holder to purchase one additional share of common stock at a price of $0.54 per share for a period of two years from the date of issuance.

In September 2007, the Company has tendered the funds in full for repayment of the Notes in amount of $1,380,356, including interest of $180,356.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 8.A Controls and Procedures

a)

The Company’s Principal Executive Officer and Principal Financial Officer, Laith Nosh, has established and is currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

The Principal Executive Officer and Principal Financial Officer conducted a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and has concluded, based on his evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure and we refer you to Exchange Act Rule 13a-15(e).

b)

Except as otherwise noted above, there has been no change in our internal control over financial reporting during the year ended August 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

c)

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

Item 8.B Other Information

     None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

     Our executive officers, key employees and outside Directors and their respective ages and positions are set forth below:

Name	Age	Position

Laith I. Nosh	59	Director, President, Chief Executive Officer and interim Chief Financial Officer
Joe Vosburgh	39	Director, Executive Vice President
Gheorge Stefan	42	Chief Operating Officer
Sasa Tesic	40	Chief Engineer
Brendan Burns	44	Director

     Brendan Burns, one of our directors is "independent" within the meaning of Nasdaq's listing standards. For this purpose, an "independent director" is defined to exclude officers or employees of the company or its subsidiaries or other individuals having a relationship with the issuer that, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Gheorge Stefan, Chief Operating Officer
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

Sasa Tesic,Chief Engineer
Mr. Sasa Tesic, B.Eng., has been part of Ikona executive team since October 2005, in the role of chief engineering officer. Tesic is an engineering professional with 15 years experience in mechanical and industrial engineering, and software development, with applications in the oil and gas, automotive, marine, mining, dredging, and medical industries. For the past 8 years Tesic has been employed by Pacific Rim Engineered Products, a designer and manufacturer of mechanical power transmission equipment. Previously, Tesic has held various engineering and design positions with Pacific Rim Engineered Products, Cassola Management (Canada), Spectar, and Cobra System Engineering (Yugoslavia), and has extensive technical experience in engineering using various CAD packages, especially “Pro/Engineer”. Tesic has a Bachelor of Engineering Degree in Mechanical Engineering (1992) from Yugoslavia (Serbia and Montenegro). He is also a published author, with articles in “The Scientific Technical Review” in Yugoslavia.

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

Brendan Burns, Director
J. Brendan Burns currently serves as manager of corporate planning of Ballard Power Systems Inc., a recognized world leader in the design, development and manufacture of zero-emission proton exchange membrane (PEM) fuel cells. Mr. Burns, the primary architect of Ballard’s annual operating budget, has responsibility for managing the company’s income statement, statement of cashflows and balance sheet, all of which incorporates responsibilities such as labor resource balancing, test stand allocations and production planning. In support of Ballard’s annual strategic planning process, Mr. Burns is responsible for forecasting product costs and providing guidance for strategic market introduction of each of the company’s product lines. Prior to joining Ballard Power in 1998, Mr. Burns spent five years as a management consultant to heavy manufacturing companies for whom he specialized in industry competitiveness issues. Mr. Burns earned a Bachelor of Science in Mechanical Engineering from the University of Toronto and a MBA from the University of Ottawa.

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

Audit Committee

     The audit committee was composed of Nicola Simon and Joe Vosburgh from September 1, 2006, to February 8, 2007. From February 9, 2007, to April 16, 2007, Joe Vosburgh was the only member of the audit committee. From April 17, 2007 to August 31, 2007, the audit committee was composed of Joe Vosburgh and Brendan Burns. The audit committee is without a member who would be deemed an audit committee financial expert within the meeting of Item 401(e)(2) of regulation S-B. Efforts are under way to find a suitable independent audit committee financial expert. The audit committee is responsible for accounting and internal control matters.

The audit committee:

  reviews with management, the internal auditors and the independent auditors, policies and procedures with respect to internal controls;
  reviews significant accounting matters;
  approves the audited financial statements prior to public distribution;
  approves any significant changes in accounting principles or financial reporting practices;
  reviews independent auditor services; and
  recommends to the board of directors the firm of independent auditors to audit our consolidated financial statements.

In addition to its regular activities, the committee is available to meet with the independent accountants, controller or internal auditor whenever a special situation arises.

Audit Committee Report

     The audit committee of the board of directors has:

     1.      reviewed and discussed the Company's audited financial statements for the fiscal year ended August 31, 2007 with management and representatives of Dohan and Company, CPA’s, P.A.

     2.      discussed with Dohan and Company the matters required to be discussed by SAS 61, as modified or supplemented; and

     3.      received the written disclosures and letter from Dohan and Company required by Independence Standards Board Standard No. 1 and discussed Dohan and Company's independence with representatives of Dohan and Company.

     Based on the review and discussions referred to above, the audit committee recommends to the board of directors that the audited financial statements for the fiscal year ended August 31, 2007, be included in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission.

During the fiscal year ended August 31, 2007, the board established the following committee:

Compensation Advisory Committee

     Until January 19, 2006, there was no compensation advisory committee. The compensation advisory committee was struck on January 19, 2006 and was composed of Joe Vosburgh and Nicola Simon until February 8, 2007. From February 9, 2007, to April 16, 2007, Joe Vosburgh was the only member of the compensation advisory committee. From April 17, 2007 to August 31, 2007, the compensation advisory committee was composed of Joe Vosburgh and Brendan Burns.

     The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation. The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Laith Nosh, President, at the Company's principal executive offices located in Coquitlam, British Columbia and provide to Mr. Nosh, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation S-B, and a statement of the reasons why the security holder is making the recommendation. The Company must receive such recommendation before August 31, 2007.

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

Item 11. Compliance With Section 16(a) of the Exchange Act

     Under the Securities Laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding more than ten percent (10%) of our common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates. All of these filing requirements were not satisfied by our officers, directors, and ten-percent holders. Messrs Nosh and Nasser M. Al-Jarallah each failed to file on a timely basis reports covering one transaction. In making these statements, we have relied on the written representation of its directors and officers or copies of the reports that they have filed with the Commission.

Item 12. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

     Introduction. This Compensation Discussion and Analysis (“CD&A”) provides an overview of the Company’s executive compensation program together with a description of the material factors underlying the decisions which resulted in the compensation provided for 2007 to the Company’s Chief Executive Officer (“CEO”) ( the “Named Executive Officers” or “NEOs”), as presented in the tables which follow this CD&A. The following discussion and analysis contains statements regarding future individual and Company performance targets and goals. These targets and goals are disclosed in the limited context of the Company’s compensation programs and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. The Company specifically cautions investors not to apply these statements to other contexts.

     Compensation Committee. The Compensation Committee (the “Committee”) of the Board of Directors is composed of three non-employee Directors, all of whom are independent under the guidelines of the American Stock Exchange listing standards. The current Committee members are Joe Vosburgh and Brendan Burns. The Committee has responsibility for determining and implementing the Company’s philosophy with respect to executive compensation. To implement this philosophy, the Committee oversees the establishment and administration of the Company’s executive compensation program.

     Compensation Philosophy and Objectives. The guiding principle of the Committee’s executive compensation philosophy is that the executive compensation program should enable the Company to attract, retain and motivate a team of highly qualified executives who will create long-term value for the Shareholders. To achieve this objective, the Committee has developed an executive compensation program that is ownership-oriented and that rewards the attainment of specific annual, long-term and strategic goals that will result in improvement in total shareholder return. To that end, the Committee believes that the executive compensation program should include both cash and equity-based compensation that rewards specific performance. In addition, the Committee continually monitors the effectiveness of the program to ensure that the compensation provided to executives remains competitive relative to the compensation paid to executives in a peer group comprised of select engineering and manufacturing companies. The Committee annually evaluates the components of the compensation program as well as the desired mix of compensation among these components. The Committee believes that a substantial portion of the compensation paid to the Company’s NEOs should be at risk, contingent on the Company’s operating and market performance. Consistent with this philosophy, the Committee will continue to place significant emphasis on stock-based compensation and performance measures, in an effort to more closely align compensation with Shareholder interests and to increase executives’ focus on the Company’s long-term performance.

     Committee Process. The Committee meets as often as necessary to perform its duties and responsibilities. The Committee usually meets with the CEO and CFO. In addition, the Committee periodically meets in executive session without management.

     The Committee’s meeting agenda is normally established by the Committee Chairperson in consultation with the CEO and CFO. Committee members receive and review materials in advance of each meeting. Depending on the meeting’s agenda, such materials may include: financial reports regarding the Company’s performance, reports on achievement of individual and corporate objectives, reports detailing executives’ stock ownership and options, tally sheets setting forth total compensation and information regarding the compensation programs and levels of certain peer group companies.

     Role of Executive Officers in Compensation Decisions. The Committee makes all compensation decisions for the CEO and the CFO. Decisions regarding the compensation of other employees are made by the CEO and CFO in consultation with the Committee. In this regard, the CEO and CFO provide the Committee evaluations of executive performance, business goals and objectives and recommendations regarding salary levels and equity awards.

Market-Based Compensation Strategy. The Committee adopted the following market-based compensation strategy:

Pay levels are evaluated and calibrated relative to other companies of comparable size operating in the engineering and manufacturing business (the “Peer Group”) as the primary market reference point. In addition, general industry data is reviewed as an additional market reference and to ensure robust competitive data.

Target total direct compensation (target total cash compensation plus the annualized expected value of long-term incentives) levels for NEOs are calibrated relative to the Peer Group.

Base salary and target total cash compensation levels (base salary plus target annual incentive) for NEOs are calibrated to the Peer Group.

The long-term incentive component of the executive compensation program is discretionary and viewed in light of the target total direct compensation level.

     The Committee retains discretion, however, to vary compensation above or below the targeted percentile based upon each NEO’s experience, responsibilities and performance.

Total Direct Compensation

     Our objective is to target total direct compensation, consisting of cash salary, cash bonus and long term equity compensation at levels consistent with the surveyed companies, if specified corporate and business unit performance metrics and individual performance objectives are met. We selected this target for compensation to remain competitive in attracting and retaining talented executives. Many of our competitors are significantly larger and have financial resources greater than our own. The competition for experienced, technically proficient executive talent in the engineering industry is currently particularly acute, as companies seek to draw from a limited pool of such executives.

     We structure total direct compensation to the named executive officers so that most of this compensation is delivered in the form of equity awards in order to provide incentives to work toward long-term profitable growth that will enhance stockholder returns. We also structure their cash compensation so that a significant portion is at risk under the cash bonus plan, payable based on corporate, business unit and individual performance. In the following sections, we further detail each component of total direct compensation.

     Components of Compensation. For the year ended August 31, 2007, the sole component of compensation for the CEO was base salary. We did not provide additional compensation in the form of annual incentive bonus, long term incentives, retirement benefits, or perquisites.

     Base Salary. The Company provides the CEO with base salaries to compensate him for services rendered during the year. The Committee believes that competitive salaries must be paid in order to attract and retain high quality executives. The Committee reviews the CEO’s salary at the end of each year, with any adjustments to base salary becoming effective on January 1 of the succeeding year.

     In determining base salary level for executive officers, the committee considers the following qualitative and quantitative factors:

  job level and responsibilities,

  relevant experience,

  individual performance,

  recent corporate performance, and

     We review base salaries annually, but we do not necessarily award salary increases each year. From time to time base salaries may be adjusted other than as a result of an annual review, in order to address competitive pressures or in connection with a promotion.

     The following table and discussions summarizes all plan and non-plan compensation earned by or paid to our chief executive officer and former chief financial officer for our last 3 completed fiscal years. Except where noted, no other executive officer received total annual salary and bonus of at least US$100,000 during those periods.

SUMMARY COMPENSATION TABLE

						Long Term Compensation
		Annual Compensation			Awards		Payouts
				Other
				Annual	Restricted
Name and				Compen-	Stock		LTIP	All Other
Principal		Salary	Bonus	sation	Award(s)	Options/	Payouts	Compensa-
Position	Year	($)	($)	($)	($)	SARs(#)	($)	tion ($)

Laith I. Nosh, President & CEO 1	2007	$121,546	-0-	12,420	-0-	295,333[2]	-0-	-0-
Laith I. Nosh, President & CEO [1]	2006	$118,396	-0-	12,000	-0-	150,000[3]	-0-	-0-
Laith I. Nosh, President & CEO [1]	2005	$110,632	-0-	13,700	-0-	40,000[4]	-0-	-0-
Joseph Vosburgh, Executive VP [5]	2007	$119,796	-0-	-0-	-0-	1,000,000[6]	-0-	-0-
Joseph Vosburgh, Executive VP [5]	2006	-0-	-0-	-0-	-0-	120,000[7]	-0-	-0-
Joseph Vosburgh, Executive VP	2005	-0-	-0-	-0-	-0-	100,000[8]	-0-	-0-
Gheorghe Stefan, COO [9]	2007	$108,323	-0-	4,291	-0-	781,000[10]	-0-	-0-
Gheorghe Stefan, COO [9]	2006	$78,300	-0-	4,176	-0-	762,500[11]	-0-	-0-
Gheorghe Stefan, COO [9]	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Sasa Tesic, Chief Engineer [12]	2007	$108,323	-0-	-0-	-0-	778,417[13]	-0-	-0-
Sasa Tesic, Chief Engineer [12]	2006	$76,560	-0-	-0-	-0-	762,500[14]	-0-	-0-
Sasa Tesic, Chief Engineer [12]	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-

1 Mr. Nosh became President & CEO of Ikona Gear International, Inc. on October 27, 2003 when Oban Mining Inc. acquire Ikona Gear USA, Inc. Mr. Nosh received no compensation prior to this date for his services, except from Ikona Gear USA, Inc. Mr. Nosh received his compensation in the form of management fees paid to his consultancy, Diversified Sciences Limited.
2 On April 16, 2007, pursuant to our Amended 2003 Equity Incentive Plan, Mr. Nosh was granted 295,333 options with an exercise price of $0.52 per share pursuant to his services as a director and committee member and to his performance. Of 295,333 options granted, 250,000 vested immediately and 45,333 are subject to quarterly vesting over a period of three years.
3 On July 24, 2006, pursuant to our 2003 Equity Incentive Plan, Mr. Nosh was granted 150,000 options with an exercise price of $0.27 per share pursuant to his services as a director and committee member. All the options granted, vested immediately.
4 On July 13, 2005, pursuant to our 2003 Equity Incentive Plan, Mr. Nosh was granted 40,000 options with an exercise price of $0.56 per share pursuant to his services as a director and committee member. All the 40,000 options granted, vested immediately.
5 Mr. Vosburgh became Executive VP of Ikona Gear International, Inc. on November 14, 2006. Mr. Vosburgh has been acting as a Director of the Company since 2005 and received no stock options prior to this date for his services.
6 On April 16, 2007, pursuant to our Amended 2003 Equity Incentive Plan, Mr. Vosburgh was granted 1,000,000 options with an exercise price of $0.52 per share pursuant to his services as a director, officer, committee member and his employment. Of 1,000,000 options granted, 475,000 vested immediately, and 525,000 are subject to quarterly vesting over a period of three years.
7 On July 24, 2006, pursuant to our 2003 Equity Incentive Plan, Mr. Vosburgh was granted 120,000 options with an exercise price of $0.27 per share pursuant to his services as a director and committee member. All the options granted, vested immediately.
8 On July 13, 2005, pursuant to our 2003 Equity Incentive Plan, Mr. Vosburgh was granted 100,000 options with an exercise price of $0.56 per share pursuant to his services as a director and committee member. All the options granted, vested immediately.
9 Mr. Stefan commenced his employment with Ikona Gear International, Inc. on September 15, 2005 as Director of Manufacturing and Supply Chain and became a COO on October 1, 2006.. Mr. Stefan has been acting as an Officer of the Company since 2005 and received no stock options prior to this date for his services.
10 On April 16, 2007, pursuant to our Amended 2003 Equity Incentive Plan, Mr. Stefan was granted 781,000 options with an exercise price of $0.52 per share pursuant to his services as an officer and his performance. Of 781,000 options granted, 750,000 vested immediately, and 31,000 is subject to quarterly vesting over a period of three years.

11 On November 3, 2005, pursuant to our 2003 Equity Incentive Plan, Mr. Stefan was granted 150,000 options with an exercise price of $0.47 per share pursuant to his services as an officer. All the options granted are subject to quarterly vesting over a period of three years. On August 22, 2006, pursuant to our 2003 Equity Incentive Plan, Mr. Stefan was granted 612,500 options with an exercise price of $0.35. All the options granted, vested immediately.
12 Mr. Tesic commenced his employment with Ikona Gear International, Inc. on October 17, 2005 as Chief Engineer. Mr. Tesic has been acting as an Officer of the Company since 2005 and received no stock options prior to this date for his services.
13 On April 16, 2007, pursuant to our Amended 2003 Equity Incentive Plan, Mr. Tesic was granted 778,417 options with an exercise price of $0.52 per share pursuant to his services as an officer and his performance. Of 778,417 options granted, 750,000 vested immediately, and 28,417 are subject to quarterly vesting over a period of three years..
14 On November 3, 2005, pursuant to our 2003 Equity Incentive Plan, Mr. Tesic was granted 150,000 options with an exercise price of $0.47 per share pursuant to his services as an officer. All the options granted are subject to quarterly vesting over a period of three years. On August 22, 2006, pursuant to our 2003 Equity Incentive Plan, Mr. Tesic was granted 612,500 options with an exercise price of $0.35. All the options granted, vested immediately.

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

     No executive officer has received or will receive perquisites and other personal benefits which, in the aggregate, exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus paid during the fiscal year. See “Director Compensation” below for options granted during the fiscal year ended August 31, 2007, to any of the named executive officers. No options were exercised during the year ended August 31, 2007 by our current officers and directors.

Director Compensation

     Each of our current directors received an option grant to purchase shares of our common stock under our Amended Equity Incentive Plan. Directors generally receive options to purchase 150,000 shares of our common stock upon joining the board and further options to purchase 50,000 shares of our common stock for each committee on which they serve. We also have annual grants of options to purchase 100,000 shares of our common stock to directors who continue to serve. Directors who are also officers of our company generally receive an option to purchase an additional 150,000 shares of our common stock. Both, chairman of the board and secretary of the board, generally receive options to purchase 100,000 shares each. Directors who are employees of our company may be granted a further "dollar-weighted" option to acquire common stock when first employed by our company, whereby they receive an option to acquire one share of common stock per dollar of salary that they earn on an annualized basis. We may grant additional options to other directors commensurate with their roles and other subjective assessments of the compensation committee. Options are priced based on a 100% of their market value on the date of the grant. Options terminate ninety (90) days after services as a director or committee member are terminated.

     In a grant on July 13, 2005, Mr. Nosh was granted an option to purchase 40,000 shares of common stock at a purchase price of $0.56 and fully vested upon issuance, related to his services as a director and an audit committee member.

     In a grant on July 24, 2006, Mr. Nosh was granted an option to purchase 150,000 shares of common stock at a purchase price of $0.27 and fully vested upon issuance, related to his services as a director and an audit committee member.

     In a grant on April 16, 2007, Mr. Nosh was granted an option to purchase 295,333 shares of common stock at a purchase price of $0.52 of which 250,000 relate to his services as a director and officer and vested upon issuance. The remaining 45,333 shares relate to his employment and vest on a quarterly basis over a three-year period. Vesting of these options is contingent on Mr. Nosh being employed as contemplated and on his continued employment.

     In a grant on July 13, 2005, Mr. Nosh was granted an option to purchase 40,000 shares of common stock at a purchase price of $0.56 and fully vested upon issuance, related to his services as a director and an audit committee member.

     In a grant on April 16, 2007, Mr. Vosburgh was granted an option to purchase 1,000,000 shares of common stock at a purchase price of $0.52. Of 1,000,000 options granted, 550,000 vested immediately and the rest of options vest quarterly over the period of three years. 750,000 options granted related to his employment and 250,000 options granted related to his services as a director and audit and compensation committee member.

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

     In a grant on April 16, 2007, Mr. Burns was granted an option to purchase 350,000 shares of common stock at a purchase price of $0.52 and fully vested upon issuance, related to his services as a director and audit and compensation committee member.

     The following table sets forth information concerning compensation paid to the Company’s directors during the most recently completed fiscal year:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensa tion	Nonqualified Deferred Compensation Earnings	All Other Compensati on	Total
Laith I. Nosh	$121,546	$ - 0 -	$153,573	$ - 0 -	$ - 0 -	$ - 0 -	$275,119
Joe Vosburgh	$119,796	$ - 0 -	$520,000	$ - 0 -	$ - 0 -	$ - 0 -	$639,796
Brendan Burns	$ - 0 -	$ - 0 -	$182,000	$ - 0 -	$ - 0 -	$ - 0 -	$182,000

2003 Equity Incentive Plan

     On October 28, 2003, the board of directors authorized and our stockholders approved, the 2003 Equity Incentive Plan (“Equity Incentive Plan” or the “Plan”) for our officers, directors and other employees, plus outside consultants and advisors. Under the Equity Incentive Plan, our employees, outside consultants and advisors may receive awards of non-qualified options and incentive options, stock appreciation rights or restricted stock. A maximum of 4,400,000 shares of our common stock are subject to the Equity Incentive Plan. At the annual meeting of shareholders held on April 16, 2007, the 2003 Stock Plan was amended to increase the number of options that may be issued under the plan to 8,400,000. As of the date of this report, no stock appreciation rights or restricted stock has been granted under the Equity Incentive Plan, and we have granted options to purchase 8,400,000 shares of our common stock. To date no 80,000 options have been exercised by our former Director Nicola Simon at a price of $0.27 per share. The purpose of the Equity Incentive Plan is to provide employees, including our officers and employee directors, and non-employee consultants and advisors, with an increased incentive to make significant and extraordinary contributions to our long-term performance and growth, to join their interests with the interests of our shareholders, and to facilitate attracting and retaining employees of exceptional ability.

     Currently under the Plan we have issued 8,400,000 options of which 8,320,000 remain unexercised. The options have a weighted average exercise price of $0.52 per share. The stock that we may issue under our Equity Incentive Plan shall not exceed 8,320,000 shares of common stock (determined without giving effect to any stock split) but we may reclaim stock and re-issue terminated options. The exercise price of each incentive stock option shall be not less than 100% of the fair market value and such options may not be transferable. The exercise price of each non-statutory stock option shall be not less than 100% of the fair market value. The total number of shares of stock subject to an option may, but need not, be allotted in periodic installments at the discretion of the board of directors or the compensation committee. Options terminate on the earliest of (i) the date three months after termination, (ii) seven years from the date of grant, or (iii) an earlier date as previously agreed upon the by the board of directors or the compensation committee.

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

     The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the most recently completed fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

	Option Awards				Stock Awards
Name	Award Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares of Units That Have Not Vested	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Laith Nosh	07/13/05	40,000[1]	-0-	-0-	$0.56	07/13/11	-0-	-0-	-0-	-0-
Laith Nosh	07/24/06	150,000[1]	-0-	-0-	$0.27	07/24/12	-0-	-0-	-0-	-0-
Laith Nosh	04/16/07	250,000[1]	-0-	-0-	$0.52	04/16/13	-0-	-0-	-0-	-0-
Laith Nosh	04/16/07	5,037[1]	40,296[2]	-0-	$0.52	04/16/13	-0-	-0-	-0-	-0-
Joe Vosburgh	07/13/05	100,000[1]	-0-	-0-	$0.56	07/13/11	-0-	-0-	-0-	-0-
Joe Vosburgh	07/24/06	120,000[1]	-0-	-0-	$0.27	07/24/12	-0-	-0-	-0-	-0-
Joe Vosburgh	04/16/07	250,000[1]	-0-	-0-	$0.52	04/16/13	-0-	-0-	-0-	-0-
Joe Vosburgh	04/16/07	250,000[1]	500,000[2]	-0-	$0.52	11/13/16	-0-	-0-	-0-	-0-
George Stefan	11/03/05	150,000[1]	-0-	-0-	$0.45	11/03/11	-0-	-0-	-0-	-0-
George Stefan	08/22/06	612,500[1]	-0-	-0-	$0.35	08/22/12	-0-	-0-	-0-	-0-
George Stefan	04/16/07	750,000[1]	-0-	-0-	$0.52	04/16/13	-0-	-0-	-0-	-0-
George Stefan	04/16/07	3,444[1]	27,556[2]	-0-	$0.52	04/16/13	-0-	-0-	-0-	-0-

1 These options are fully vested as of August 31, 2007.
2 These options vest in quarterly installments of 8.34% three years form the grant date.

Employment Agreements

     As part of the merger agreement with our predecessor company, we assumed a consulting services agreement with Mr. Laith I. Nosh, our president and chief executive officer, dated November 1, 2002, amended on April 1, 2005. The agreement continues until Mr. Nosh provides six months' notice of termination. Mr. Nosh received $118,396 in the year ended August 31, 2006. The salary is to be approved by the board on November 1 of each year. There is no commitment to increase Mr. Nosh's salary, but his salary is subject only to upward review. We also provide to Mr. Nosh a car allowance of $863 per month. The Board will implement suitable provisions by the Company towards the Executive’s pension arrangements in respect of his service with the Company from the first anniversary of the commencement of consulting services pursuant to agreement being an amount no less than 20% per annum of the executive’s basic gross salary

     Our consulting agreement with Raymond L. Polman, CA, our former chief financial officer and former director, is dated December 1, 2003. The agreement was terminated and Mr. Polman ceased to be our chief financial officer as of November 8, 2006. Mr. Polman received $42,800 in the year ended August 31, 2007 and $104,483 in the year ended August 31, 2006. Pursuant to the termination agreement, the Company agreed to pay Mr. Polman $26,000 and issue 200,000 restricted shares at $0.35 per share.

Item 13. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth information with respect to security ownership of certain beneficial owners of our common stock by:

* each person who beneficially owns more than 5% of the common stock

     The table shows the number of shares owned as of November 30, 2007, and the percentage of outstanding common stock owned as of November 30, 2007. Each person has sole voting and investment power with respect to the shares shown, except as noted.

	Number of Shares	Percentage of Outstanding
	Of Common Stock	Shares Owned
	Beneficially	Current
Name and Address of Beneficial Owner	Owned (1)	(as of Sept 30, 2007) (2)

Nasser M. Al-Jarallah c/o Dr. Jameel K. Matar Bin Tami Center King AbdulAziz St. Riyadh 11491, KSA	7,469,998(3)	20.44

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

(2)

The percentages shown are calculated based upon 36,457,790 shares of common stock outstanding on November 30, 2007. In calculating the percentage of ownership, unless as otherwise indicated, all shares of common stock that the identified person or group had the right to acquire within 60 days of the date of this report upon the exercise of options and warrants are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)	Mr. Jarallah would be deemed the beneficial owner of an aggregate of 7,469,998 units of our common stock (4,979,999 shares and 2,489,999 warrants).

     The following table sets forth information with respect to security ownership of management of our common stock by:

*	each of our executive officers named in the Management section;
*	each of our directors; and
*	all executive officers and directors as a group.

     The table shows the number of shares owned as of November 30, 2007 and the percentage of outstanding common stock owned as of November 30, 2007. Each person has sole voting and investment power with respect to the shares shown, except as noted.

	Number of Shares	Percentage of Outstanding
	Of Common Stock	Shares Owned
	Beneficially	Current
Name and Address of Beneficial Owner	Owned (1)	(as of Sept 30, 2007) (2)

Laith Nosh 1041 Millstream Road West Vancouver, BC Canada, V7S 2C6	6,995,037(3)	15.59
George Stefan 840 Vedder Place Port Coquitlam, BC Canada, V3B 8G4	1,457,611(4)	3.25
Sasha Tesic 68-2678 King George Hwy Surrey, BC, Canada, V4P 1H6	1,457,324(5)	3,25
Joe Vosburgh 11018 164a Street Surrey, BC V4N 5G8	550,000(6)	1.22
Brendan Burns 3926 West 31st Avenue Vancouver, BC Canada, V6S 1Y5	350,000(7)	0.78
All Officers and Directors as a Group	10,809,972	24.09

___________________
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

(2)

The percentages shown are calculated based upon 44,867,763 shares of common stock outstanding on November 30, 2007. In calculating the percentage of ownership, unless as otherwise indicated, all shares of common stock that the identified person or group had the right to acquire within 60 days of the date of this report upon the exercise of options and warrants are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)

Mr. Nosh is a director and our president and chief executive officer. Of the 6,995,037 shares, 3,250,000 are held directly by Mr. Nosh; an aggregate of 2,725,000 shares are held by Diversified Sciences Limited, a controlled corporation of Mr. Nosh; and an aggregate of 25,000 shares are held of record by Ikona, also a controlled corporation of Mr. Nosh. This includes 995,037 shares of common stock that are subject to an option. Of the shares subject to an option, 995,037 are fully vested and could be purchased within 60 days from the date of this report.

(4)

Mr. Stefan is our chief operating officer. This represents a grant of shares of common stock of 1,457,611 that are subject to option. Of the shares subject to an option, 1,457,611 are fully vested and could be purchased within 60 days from the date of this report.

(5)

Mr. Tesic is our chief engineering officer. This represents a grant of shares of common stock of 1,457,324 that are subject to option. Of the shares subject to an option, 1,457,324 are fully vested and could be purchased within 60 days from the date of this report.

(6)

Mr. Vosburgh is one of our directors and executive VP. This represents a grant of shares of common stock of 550,000 that are subject to option. Of the shares subject to an option, 550,000 are fully vested and could be purchased within 60 days from the date of this report.

(7)

Mr. Burns is one of our directors. This represents an option to purchase 350,000 shares of common stock that is fully vested. Of the shares subject to an option, 350,000 are fully vested and could be purchased within 60 days from the date of this report.

Item 14. Certain Relationships and Related Transactions

     Diversified, a consulting firm that is 100% owned by our president and chief executive officer provides services to us including the services of Laith I. Nosh as president and chief executive officer and in developing and executing our business plan. Total payments to Diversified in the year ended August 31, 2007 were $118,396 (2006 - $121,546, all of which was payment for Mr. Nosh's services.

     Nomadic Financial Corp., a consulting firm that is 100% owned by our former chief financial officer, provided corporate finance services to us including the services of Raymond L. Polman, CA as chief financial officer in the year ended August 31, 2007. Total payments to Nomadic Financial Corp. in the year ended August 31, 2007 were $43,600 (2006 - $104,473), all of which was payment for Mr. Polman’s services.

Item 15. Exhibits and Reports on Form 8-K

(a) Exhibit No.		Title
*	2.1	Agreement and Plan of Reorganization, dated effective as of October 10, 2003, between Oban Mining, Inc. and Ikona Gear International, Inc.
**	3.1	Articles of Incorporation effective September 19, 2000
X	3.1.1	Amendment to Articles of Incorporation effective December 1, 2003
***	3.2	Amended Bylaws effective July 8, 2004
Section 906	31.1	Certification under Sarbanes Oxley
Section 906	31.2	Certification under Sarbanes Oxley
Section 302	32	Certification under Sarbanes Oxley
*****	10.1	2003 Equity Incentive Plan
****	10.2	Consulting Agreement dated November 1, 2002 with Laith I. Nosh
****	10.3	Consulting Agreement dated March 1, 2003 with 110980 Investments Ltd.
****	10.4	Consulting Agreement dated December 1, 2003 with Raymond L. Polman
****	10.7	Magna Advanced Technologies Letter Agreement dated April 8, 2003, and amendment dated April 30, 2004
******	10.8	Aircast Letter Agreement dated April 8, 2003, and amendment dated April 30, 2004
*******	17.1	Letter regarding director’s resignation from Raymond L. Polman

******	21.0	List of Subsidiaries
	22.1	Code of Ethics
********	4.1	Form of Subscription Agreement
*********	4.2	Form of Warrant
**********	4.3	Form of Promissory Note
*	Incorporated by reference from Quarterly Report on Form 10-QSB, filed with the Commission on October 23, 2003
**	Incorporated by reference from the Registration Statement on Form SB-2, filed with the Commission on January 18, 2001
***	Incorporated by reference from Quarterly Report on Form 10-QSB, filed with the Commission on July 14, 2004
****	Incorporated by reference from Quarterly Report on Form 10-QSB, filed with the Commission on January 20, 2004
*****	Incorporated by reference from the Information Statement on Form 14C, filed with the Commission on November 10, 2001
******	Incorporated by reference from Quarterly Report on Form 10-QSB, filed with the Commission on April 14, 2004
*******	Incorporated by reference from the registrant’s Form 8-K filed with the SEC on December 14, 2006
********	Form of Warrant, incorporated by reference to Exhibit 4.2 to the registrant's Form 8-K filed with the SEC on March 16, 2006 (file 000-49664).
*********	Form of Promissory Note, incorporated by r reference to Exhibit 4.3 to the registrant's Form 8-K filed with the SEC on March 16, 2006 (file 000-49664).
X	Incorporated by reference from a Current Report on Form 8-K, filed with the Commission on December 5, 2003

(b)	Reports on Form 8-K.

update to fourth quarter fiscal 2007

Item 16. Principal Accountant Fees and Services

     The following table details the aggregate fees billed to the Company by Dohan & Company, CPA’s, P.A., its independent auditors, for each of the last two fiscal years:

	2007	2006
Audit Fees	$ 81,592	$ 33,700
Audit-Related Fees	-0	-0
Tax Fees	-0	-0
All Other Fees	-0	-0
Total	$ 81,592	$ 33,700

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

IKONA GEAR INTERNATIONAL, INC.
Date: December 10, 2007	By:	/s/ Laith I. Nosh
Laith I. Nosh, President and CEO

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laith I. Nosh	President, CEO and Director	December 10, 2007
Laith I. Nosh	(Interim Chief Financial Officer)

/s/ Brendan Burns	Director	December 10, 2007
Brendan Burns

/s/ Joe Vosburgh	Director	December 10, 2007
Joe Vosburgh	Executive VP