Form 10QSB
period 2007-11-30
IKONA GEAR INTERNATIONAL INC
filed 2008-01-14
CIK 1130809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from [ ] to [ ]

Commission file number 000-49664

IKONA GEAR INTERNATIONAL, INC. (Exact name of small business issuer as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	88-0474903 (IRS Employer Identification No.)
1650 Brigantine Drive, Unit #100 Coquitlam, British Columbia Canada, V3K 7B5 (Address of principal executive offices)
(604) 523-5500 (Issuer's telephone number)
___________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of  during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .  Yes [  ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

34,057,791 common shares outstanding as of January 3, 2008

Transitional Small Business Disclosure Format (Check one):      Yes [ ]     No [X]

IKONA GEAR INTERNATIONAL, INC.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States of America.

The consolidated financial statements included herein have been prepared by Ikona Gear International, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of November 30, 2007, and its results of operations for the three -month periods ended November 30, 2007 and 2006 and its cash flows for the three-month periods ended November 30, 2007 and 2006.  The results for these interim periods are not necessarily indicative of the results to be expected for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's most recent annual report on Form 10-KSB.

IKONA GEAR INTERNATIONAL, INC.

 Consolidated Financial Statements

(Expressed in United States Dollars)

November 30, 2007

(Unaudited)

IKONA GEAR INTERNATIONAL, INC.

Consolidated Balance Sheet

(Unaudited)

November 30, 2007
ASSETS
Current assets:
Cash	$ 199,492
Accounts receivable, net of allowance of $ -	71,705
Other receivables	89,448
Inventory (Note 4)	1,097,127
Prepaid expenses	28,880
Deferred taxes, net of valuation allowance of $3,432,234	-
Total current assets	1,486,652
Property and equipment (Note 5)	216,540
Deferred expenses (Note 6)	87,083
Total assets	$ 1,790,275
LIABILITIES AND DEFICIENCY IN NET ASSETS
Current liabilities:
Accounts payable and accrued liabilities	$ 1,312,628
Accrued warranty	55,692
Current portion of capital lease payable (Note 10)	1,876
Current portion of loan payable (Note 9)	3,899
Unearned revenue	459,800
Total current liabilities	1,833,895
Capital lease payable (Note 10)	-
Loan payable (Note 9)	7,760
Total liabilities	1,841,655
Commitments (Notes 9, 10 and 14)
Deficiency in net assets
Common stock (Note 11)
Authorized
100,000,000 common shares, $0.00001 par value
34,057,791 common shares issued and outstanding	339
Additional paid-in capital	10,043,087
Deficit	(10,094,806)
Total deficiency in net assets	(51,380)
Total liabilities and deficiency in assets	$ 1,790,275

The accompanying notes are an integral part of theses consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended November 30,
	2007	2006
REVENUES
Royalties	$ 2,169	$ 2,178
Engineering services	-	1,820
Product revenues	700,891	107,379
TOTAL REVENUE	703,060	111,377
Cost of goods sold	(528,678)	(85,434)
Gross margin	174,382	25,943
EXPENSES
Depreciation	38,105	23,564
Business development (Note 3)	54,465	104,678
Corporate finance (Notes 3 and 6)	23,038	118,298
Foreign exchange gain	(34,421)	(1,697)
General and administrative	129,016	52,619
Investor relations (Note 3)	124,776	70,439
Listing and filing fees	581	842
Product development	257,717	115,641
Professional fees	45,066	44,208
Rent	50,894	17,655
Technology and development (Note 3)	105,794	47,505
Travel and related	38,650	24,036
TOTAL EXPENSES	(833,681)	(617,788)
OTHER INCOME (EXPENSES)
Interest income	6,716	7,793
Interest expense (Note 8)	(51,544)	(117,908)
Loss on disposal of assets	-	(4,151)
TOTAL OTHER INCOME (EXPENSES)	(44,828)	(114,266)
Loss before income taxes	(704,127)	(706,111)
Income taxes	-	-
Net loss for the period	$ (704,127)	$ (706,111)
Basic and diluted net loss per share	$ (0.02)	$ (0.03)
Weighted average number of common shares outstanding – basic and diluted	33,364,110	27,690,061

The accompanying notes are an integral part of theses consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended November 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$ (704,127)	$ (706,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38,105	23,564
Business development fees paid by stock options	6,225	4,831
Corporate finance fees paid by common stock and warrants	-	50,853
General and administrative fees paid by stock options	36,011	1,712
Investor relations fees paid by stock options and warrants	78,087	22,769
Product development fees paid by stock options	69,839	5,549
Technology development fees paid by stock options	64,617	7,249
Amortization of corporate finance fees	13,750	49,651
Amortization of business development fees	-	15,750
Interest expense on convertible notes payable	-	117,908
Loss on disposal of assets	-	4,151
CHANGE IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	373,886	(87,215)
Other receivables	(77,373)	(16,613)
Inventory	(752,800)	(30,170)
Prepaid expenses	10,924	(1,682)
Accounts payable and accrued liabilities	880,414	135,317
Accrued warranty	23,908	-
Unearned revenue	(299,874)	20,791
Cash used in operating activities	(238,408)	(381,696)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible notes payable (Note 8)	(1,300,699)	(983)
Repayment of loan payable	-	(983)
Payment of capital lease payable	(308)	(120)
Issuance of common stock, net of issuance costs	518,067	900,000
Cash provided by (used in) financing activities	(782,940)	898,897
CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment acquired for cash	(6,739)	(91,325)
Deposits	-	(39,168)
Cash used in investing activities	(6,739)	(130,493)
NET INCREASE (DECREASE) IN CASH	(1,028,087)	386,708
CASH AT BEGINNING OF PERIOD	1,227,579	437,432
CASH AT END OF PERIOD	$ 199,492	$ 824,140
CASH PAID FOR:
Interest	$ 152,243	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of theses consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(Expressed in United States Dollars)

November 30, 2007

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

The Company is in business to develop and commercialize a unique, patented gearing technology and to provide high-value power-transmission solutions to the oil & gas, industrial,, and  automotive markets.

These unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at November 30,2007, and for all periods presented, have been included. Interim results for the three-month period ended November 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

The operations of the Company have primarily been funded by the issuance of capital stock and debt financing. Continued operations of the Company are dependent on the Company's ability to complete additional equity financings or generate profitable operations in the future.  Management's plan in this regard is to secure additional funds through future equity financings.  Such financings may not be available or may not be available on terms reasonable to the Company.

November 30, 2007
Deficit	$ (10,094,806)
Working capital deficiency	$ (347,243)

IKONA GEAR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(Expressed in United States Dollars)

November 30, 2007

(Unaudited)

Note 3 - Significant Accounting Policies

Stock-Based Compensation

As a result of the amendments to Statement of Financial Accounting Standards 123 R (“SFAS 123R”), the Company was required to expense the fair value of employee stock options over the vesting period beginning with the year ended August 31, 2007.  The Company recorded the fair value of stock-based compensation expense from the amortization of stock options issued to employees of $176,692 and $19,341 during the three-month periods ended November 30, 2007 and, 2006 respectively. The Company recorded $6,225 and $4,831 as business development, $36,011and $1,712 as general and administrative, $69,839 and $5,549 as product development and $64,617and $7,249 as technology development expenses in the consolidated statement of operations for the thee-months ended November 30, 2007 and, 2006 respectively.

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and the consensus in Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services. During the three months ended November 30, 2007, the Company recognized stock-based compensation expense of $78,087 (November 30, 2006 - $22,769) relating to the fair value of warrants issued to non-employees which has been recorded in investor relations fees.

Note 4 – Inventory

Major classes of inventory are:

Thee Months Ended November 30, 2007

Work-in-process	$ 958,855

Finished goods	138,272

Total	$ 1,097,127

IKONA GEAR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(Expressed in United States Dollars)

November 30, 2007

(Unaudited)

Note 5 – Property and Equipment

	November 30, 2007
	Cost	Accumulated Depreciation	Net Book Value

Computers and software	$ 136,545	$ 121,062	$ 15,483
Furniture	42,668	22,118	20,550
Equipment	304,893	139,939	164,954
Leasehold improvements	20,410	4,857	15,553

	$ 504,516	$ 287,976	$ 216,540

Note 6 - Deferred Expenses

The Company has incurred financing expenses which it has chosen to defer over the term of associated services being provided.

Deferred Finance Expense
Deferred Expense Incurred	$ 165,000
Less: Amortization	(77,917)
Unamortized Deferred Expenses	$ 87,083

The Company entered into an investment banking agreement in July 2006 and issued 500,000 shares of common stock, subject to the release of 100,000 shares immediately, 100,000 shares in one year, and 300,000 in two years, with all shares subject to normal trading restrictions. The Company recorded deferred expenses of $165,000 and is amortizing the amount over the 36-month term of the agreement. For the three-month period ended November 30, 2007, the Company recorded a charge to corporate finance fees of $13,750.

IKONA GEAR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(Expressed in United States Dollars)

November 30, 2007

(Unaudited)

Note 7 - Related Party Transactions

On April 1, 2004, the Company amended a consulting agreement with a director, officer and significant shareholder of the Company to pay monthly management fees totaling approximately $8,500 (C$11,333) (2005 - $8,500 (C$11,333)).  This agreement can be terminated with six months advance notice. In September 2007, the Company increased monthly management fees totaling approximately $11,911 (C$11,792).

The Company entered into the following transactions with related parties during the three-month period ending November 30, 2007:

a)

Paid or accrued business development fees of $35,716 (2006 - $30,259) to a company controlled by a director of the Company.

b)

Paid or accrued corporate finance fees of $nil (2006 - $17,800) to a company controlled by a former director of the Company.

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

The fair value of the warrants granted by the Company was $350,404. The Company has recorded a debit to convertible notes payable and a credit to additional paid-in capital. The Company was amortizing the warrant value over the one year term of the promissory notes. As of February 28, 2007, the warrants were fully amortized The fair market value of the common stock into which the promissory notes were convertible at that time of issuance was $1,296,000. The Company has recorded a beneficial conversion feature of $96,000 and recorded a debit to convertible notes payable and a credit to additional paid-in capital.

The Notes ranked senior to other debt, bore interest at 10% per year, which accrued and was added to the outstanding principal amount on a daily basis. The holder of each Note had the right to convert the Note into shares of common stock at a conversion price of $0.50 per share. Notes with a face value of $600,000 were due on March 3, 2007, and Notes with a face value of $600,000 were due on March 13, 2007. The notes including interest were fully repaid in September 2007.

IKONA GEAR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(Expressed in United States Dollars)

November 30, 2007

(Unaudited)

Note 9 - Loan Payable

In March 2006, the Company entered into an agreement for the purchase of computer server equipment.  The amount financed is $14,200 (C$15,954), amortization period is 48 months and interest rate is 17.99%.

Note 10 – Capital Lease Payable

In September 2006, the Company entered into a lease agreement for two computers.  The amount of the lease is $3,314 (C$3,766), monthly payments are $159, amortization period is 24 months, interest rate is 14% and the purchase option is $1.

Note 11 – Common Stock

In September 2007, the Company issued 3,313,332 units at a price of $0.50 per unit for cash proceeds of $1,424,733 (gross proceeds of $1,656,666, net of finder’s fees of $231,933).  Each unit consists of one common share and one-half share purchase warrant.  Each whole warrant entitles the holder to purchase one additional share of common stock at a price of $0.54 per share for a period of two years from the date of issuance.

In October 2007, the Company issued 85,000 shares valued at a price of $0.46 per share in payment of investor relations fees.

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

	Number of Options	Weighted Average Exercise Price
Options outstanding, August 31, 2007	7,219,951	$ 0.52
Issued	727,691	0.35
Exercised	-	-
Expired	(635,979)	(0.35)
Options outstanding, November 30, 2007	7,311,663	0.52
Options exercisable, November 30, 2007	5,073,581	$ 0.54

The weighted average fair value of options granted during the period ended November 30, 2007 was $0.29 per option.

IKONA GEAR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(Expressed in United States Dollars)

November 30, 2007

(Unaudited)

Note 12 – Stock Options and Warrants (continued)

Stock Options (continued)

A summary of stock options outstanding at November 30, 2007 is as follows:

	Outstanding Options			Exercisable Options
Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.27	270,000	4.65 years	$ 0.27	270,000	$ 0.27
0.35	1,952,691	5.09 years	0.35	1,285,641	0.35
0.36	108,000	5.25 years	0.36	51,000	0.36
0.38	50,000	5.67 years	0.38	5,556	0.38
0.41	150,000	5.41 years	0.41	150,000	0.41
0.45	300,000	3.93 years	0.45	208,333	0.45
0.52	3,413,972	5.38 years	0.52	2,036,051	0.52
0.56	140,000	3.62 years	0.56	140,000	0.56
0.63	200,000	5.13 years	0.63	200,000	0.63
1.10	727,000	2.58 years	1.10	727,000	1.10
	7,311,663			5,073,581

The Company uses the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	4.25%
Dividend yield rate	0.00%
Price volatility	104.1%
Weighted average expected life of options	6 years

Warrants

In February 2006, the Company entered into an investment banking agreement and issued 751,000 warrants in March 2006, at an exercise price of $0.50 per warrant, exercisable for a five year period ending March 13, 2011. The fair value of the warrants issued was $203,426 which was recognized over the term of the agreement in the prior fiscal year.

In May 2006, the Company signed a one-year agreement for investor relations services and issued 400,000 warrants exercisable for a two year period at an exercise price of $0.59 per warrant. The fair value of the warrants issued was $91,075, which was recognized over the term of the agreement in the prior fiscal year.

In September 2007, the Company issued 400,000 warrants exercisable for a two year period at an exercise price of $0.54 per warrant. The fair value of the warrants issued was $78,087. The Company has recorded $78,087 of investor relations fees for the three-month period ended November 30, 2007.

IKONA GEAR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(Expressed in United States Dollars)

November 30, 2007

(Unaudited)

Note 12 – Stock Options and Warrants (continued)

Warrants (continued)

The Company uses the Black-Scholes option pricing model to compute the estimated fair value of compensatory warrants, based on the following weighted average assumptions:

Risk-free interest rate	4.25%
Dividend yield rate	0.00%
Price volatility	104.1%
Weighted average expected life of warrants	2 years

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding, August 31, 2007	6,079,333	$ 0.62
Issued	400,000	0.54
Exercised	-	-
Expired	-	-
Warrants outstanding, November 30, 2007	6,479,333	$ 0.61
Warrants exercisable, November 30, 2007	6,479,333	$ 0.61
Weighted average fair value of warrants granted in the period		$ 0.20

In September 2007, the board of directors approved an extension and repricing of certain previously issued warrants. The revised terms are reflected in the table below.

The summary of warrants outstanding is as follows:

Issuances	Outstanding	2007 Exercise Price	2008 Exercise Price	Expiry Date
March 31, 2005	50,000	0.75	0.75	March 31, 2010
October 25, 2005	400,000	1.00	1.40	October 25, 2007
March 13, 2006	751,000	0.50	0.50	March 13, 2011
March 13, 2006	2,400,000	0.59	0.59	March 13, 2011
May 2, 2006	400,000	0.59	0.59	May 2, 2008
September 21, 2006	995,000	0.60	0.54	September 21, 2009
April 5, 2007	250,000	0.55	0.55	April 5, 2008
July 18, 2007	833,333	0.65	0.65	July 18, 2009
September 21, 2007	400,000	0.54	0.54	September 21, 2009

Total outstanding	6,479,333

IKONA GEAR INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(Expressed in United States Dollars)

November 30, 2007

(Unaudited)

Note 13 - Segment Information

The Company’s operations were conducted in one reportable segment, being the development and commercialization of a unique patented gearing technology, primarily in Canada and USA.

Three Months Ended November 30, 2007
	USA	Canada	Total

REVENUES	$ -	$ 703,060	$ 703,060

LONG-LIVED ASSETS	$ -	$ 216,540	$ 216,540

Note 14 – Commitments

In September 2006, the Company entered into a premises sublease for office and workshop facilities for a period of 42 months commencing December 1, 2006.  The premises lease commits the Company to a net annual rental expense of $132,323 in 2007 (C$148,864), $133,939 in 2008 (C$150,682), $135,959 in 2009 (C$152,955) and additional annual operating costs estimated at $40,420 (C$45,473) for a period of 42 months ending May 29, 2010.  The Company provided a deposit of one month of rent equaling $17,557 (C$17,381) which is included in prepaid expenses as at November 30, 2007.

Note 15 – Subsequent Events

In December 2007, the Company entered into a subscription agreement to purchase 100,000 units at a price of $0.25 per unit for cash proceeds of $25,000. Each unit consists of one common share and one-half share purchase warrant. Each whole warrant entitles the holder to purchase one additional share of common stock at a price of $0.50 per share for a period of two years from the date of issuance.

.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion and analysis covers material changes in the financial condition of Ikona Gear International, Inc., (the "Company") for the three months ended November 30, 2007, as compared to the same period in 2006.  This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2007, including the audited financial statements, as filed with the Securities and Exchange Commission.

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

Overview

Our mission is to become the leading provider of high-value power-transmission solutions to the oil & gas, industrial and automotive markets. In order to accomplish this aggressive objective, Ikona will focus on a number of key priorities over the next twelve months:

•

On-time fulfillment of lead customer orders in the Oil & Gas market

•

The highest degree of after-sale service and support of lead customers

•

Successful Oil & Gas sales execution: the Company has built out a substantial sales pipeline in and must close on a significant percentage of those opportunities

•

Continued growth and prototype development in the Industrial market segment: Ikona has entered into development relationships in the separate applications of Indexing and Wind Energy and would like to enhance those relationships and work toward prototype production in each case

•

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

Marketing and Business Development will be key to Ikona’s continued commercialization efforts. Our planned marketing activities include a significant tradeshow presence as well as a high amount of travel in order to meet prospective customers and joint development partners. We intend to focus significantly on Oil & Gas tradeshows in the next 12 months and plan to attend and exhibit our full range of product at the leading events in North America and the Middle East. We intend to promote Ikona technology to Middle East, European and North American industry leaders through participating in gear industry trade shows, hybrid vehicle conferences and through development and refining of joint development alliances and licensing agreements for existing and potential customers. We anticipate our annual business development operating costs will be approximately $490,000 over the next 12 months.

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

We maintain our principal executive offices at 1650 Brigantine Drive, Unit #100, Coquitlam, British Columbia, Canada, V3K 7B5.  Our telephone number is (604) 523-5500.  Our internet website address is www.ikonagear.com.   Reference to this website does not constitute incorporation by reference of the information contained therein. We have included our website address as a factual reference and do not intend it to be an active link to our website.

Results of Operations

The following is a discussion of our financial condition, changes in financial condition and results of operations for the three months ended November 30, 2007, as compared to the same period in 2006.  This discussion and analysis should be read in conjunction with our most recent audited annual financial statements as of August 31, 2007, filed under Form 10-KSB on December 11, 2007, and the related notes that appear elsewhere in this quarterly report.

Three-Month Period Ended November 30, 2007 compared to Three-Month Period Ended November 30, 2006.

REVENUES.  Revenues are generated from the provision of product revenues and from licensing royalties. In the three months ended November 30,  2007, we generated revenues of $703,060 (product revenues to various clients of $700,891 and $2,169 for royalties).  In the three months ended November 30, 2006, we generated revenues of $111,377 (product revenues of $107,379, $1,820 for engineering services and $2,178 for royalties).  The increase in revenue reflects delivery of drawworks and oil and gas equipment.

COST OF GOODS SOLD.  Our cost of goods sold consists of costs attributable directly to project revenues.  Our cost of goods sold in the three months period ended November 30, 2007 was $528,678. In the comparative period, we recorded $85,434 as cost of goods sold.  The increase in cost reflects assembly costs oil and gas equipment and drawworks.

DEPRECIATION.  We record depreciation expense on our property and equipment. In the three months ended November 30, 2007, we recorded depreciation of $38,105.  In the comparative period, we recorded depreciation expense of $23,564.

BUSINESS DEVELOPMENT.  Business development expense reflects internal and external costs to market our business opportunity to existing clients and potential new clients. Business development expense includes: the salaries and benefits of our president and fees paid to external consultants. Business development expense was $54,465 for the three months ended November 30, 2007. In the three months ended November 30, 2006, we recorded business development expense of $104,678. This amount includes non-cash stock-based compensation expense to employees in amount of $6,225 in the three months ended November 30, 2007. In the comparative period, we recorded no non-cash stock-based compensation expense to employees in amount of $4,831.The decrease in business development expenses pertains mainly to utilization of our business development team.

CORPORATE FINANCE.  Corporate finance expense reflects costs associated with fees paid to maintain the corporate finance function within our company. These fees were paid to external consultants who oversee fund-raising function for our company. Corporate finance expense was $23,038 for the three months ended November 30, 2007. In the comparative period, we recorded corporate finance expense of $118,298 which included corporate finance fees expense is non-cash compensation expense paid by common stock and warrants in amount of $50,853. The decrease in corporate finance fees is due to utilization of our corporate finance team.

GENERAL AND ADMINISTRATIVE.  Our general and administrative expenses consist primarily of administrative salaries and benefits, office supplies, telephone and telecommunications expenses, courier and other general costs not attributable directly to other Income Statement line items. Our selling, general and administrative expenses were $129,016 for the three months ended November 30, 2007. In the comparative period, we recorded general and administrative expenses of $52,619. The increase in general and administrative expense pertains to salaries of our Executive VP in amount of $34,000, additional office supplies and maintenance fees related to increased commercial activities relative to the same period in the prior year and non-cash stock-based compensation expense to employees in amount of $36,011. In the comparative period, we recorded $1,712 non-cash stock-based compensation expense.

INVESTOR RELATIONS.  Our investor relations expense consists primarily of external consulting fees and associated communications costs to increase investors’ awareness of our company. Investor relations expenses were $124,776 for the three months ended November 30, 2007. In the comparative period, there were recorded investor relations expenses of $70,439. The increase in expense is associated with non-cash investor relations fees in amount of $78,087. In the comparative period, non-cash stock-based compensation expense was $22,769.

LISTING AND FILING FEES.  Our listing and filing fees expense consist primarily of external consulting fees and associated communication costs to convert our regulatory filings into Edgar filing format. Listing and filing fees expense were $581 for the three months ended November 30, 2007. In the comparative period, we record listing and filing fees expense of $842.

PRODUCT DEVELOPMENT.  Our product development expense consists primarily of indirect costs that are attributable to costs of product services, salaries, and materials and supplies consumed by our department. Our product development expense was $257,717 for the three months ended November 30, 2007. This amount includes non-cash stock-based compensation expense to employees in amount of $69,839. In the comparative period, we recorded product development expense in amount of $115,641. This amount included non-cash stock-based compensation expense to employees in amount of $5,549.

PROFESSIONAL FEES.  Our professional fees expense consists primarily of external audit fees associated with our auditors and legal fees for our US corporate and securities counsel. Professional fees expense was $45,066 for the three months ended November 30, 2007. In the comparative period, we recorded professional fees expense of $44,208.

RENT.  Our rent expense consists primarily of an office premises lease and associated variable costs such as property taxes, maintenance, and costs passed on to us regarding our lease agreement. Rent expense was $50,894 for the three months ended November 30, 2007. In the comparative period, we recorded rent expense of $17,655. The increase is associated with higher payments for current premises.

TECHNOLOGY DEVELOPMENT.  Technology development expense reflects internal and external costs to develop our technology including attributable salaries of our engineers, and fees paid to external consultants in advancing our core intellectual property. Technology development expense was $105,794 for the three months ended November 30, 2007, and includes non-cash stock-based compensation expense to employees in amount of $64,617. In the comparative period, we recorded technology development expense of $47,505.  This amount included non-cash stock-based compensation expense to employees in amount of $7,249.The increase in technology development expense is due primarily to expansion of our engineering team and non-cash compensation expense.

TRAVEL AND RELATED.  Travel and related expense includes all of our travel costs associated with travel including travel for business development, technology and development, and corporate finance. Included in travel are the costs of flights, trains, automotive rentals, accommodations, meals and other associated travel costs. Travel and related expense was $38,650 for the three months ended November 30, 2007. In the comparative period, we recorded travel and related expense of $24,036. The increase in expense is associated with travel arrangements during the three months ended November 30, 2007.

Liquidity and Capital Resources

As at November 30, 2007, our total cash was $199,492, our working capital deficiency was $347,243, and our net deficiency in assets was $51,380. Since inception, we have incurred cumulative losses of $10,094,806. Our current working capital is expected to be sufficient to satisfy our operating requirements for approximately three months. Our ability to satisfy projected working capital requirements is dependent upon our ability to generate revenue and to secure additional funding through public or private sales of securities, including equity securities. We are in the process of completing a private placement. We have already received subscriptions in the amount of $25,000 in December 2007. We are continuing to actively pursue investments from a number of potential sources. There is no assurance that we will secure the necessary capital on terms acceptable to us.  If we are unable to raise additional capital when needed, this could have a material adverse affect on us, including possibly requiring us to curtail or cease our operations.

In the three months ended November 30, 2007, our operations consumed $186,867. Our net loss of $704,127 included non-cash expenses of $254,779, depreciation of $38,105, interest expenses of $51,544 and amortization expenses of 13,750. In arriving at our net cash consumed in operations, our net loss was decreased by $159,082 of cash consumed in our operating assets and liabilities, resulting in net cash used in operations of $186,867.

In the three months ended November 30, 2007, we spent $6,739 on new furniture and computer hardware.

In the three months ended November 30, 2007, we  consumed $834,481 from our financing activities. We received a private placement of $750,000 ($518,067 net of associated fees), related to the investment of non-US investors for investment purposes. Our cash flow from financing activities was decreased by payments of capital lease payable in amount of $308 and repayment of convertible notes payable in amount of $1,300,699.

In total, our cash decreased by $1,028,087 to $199,492 for the three month period ended November 30, 2007. Our cash was $824,140 as of November 30, 2006.

Item 3. Controls and Procedures

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

The Principal Executive Officer and Principal Financial Officer conducted a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and has concluded, based on his evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

b)

There has been no change in our internal control over financial reporting during the three months ended November 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

20.

In October 2007, we issued an aggregate of 85,000 shares valued at a price of $0.46 per share in payment of investor relations fees. The issuance was to one investor who acquired the securities in an offshore transaction pursuant to Reg S under the Securities Act. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Reg S there under.

In each of the foregoing transaction undertaken in reliance upon the exemption from the registration requirements of the Securities Act, the sale of securities was to a non-US Person(s) in off-shore transactions within the meaning of Rule 902 under the Securities Act.

Item 6. Exhibits and Reports on Form 8K

(a)  Exhibits

Exhibit No.

Description

31.1

Certification of Principal Executive Officer and Interim Principal Financial Officer

32.0

Certificate pursuant to 18 USC Section 1350

(b)

Current Reports on Form 8K

1.

 Current Report on Form 8K dated October 9, 2007, Item 7.01 and Item 9.01, as filed with the Commission on October 10, 2007.

2.

Current Report on Form 8K dated January 3, 2008,  as filed with the Commission on January 3, 2008, as amended by Current Report on Form 8-K/A-1 filed with the Commission on January 8, 2008, Item 4.01.

SIGNATURES

In accordance with the requirements of the Securities Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKONA GEAR INTERNATIONAL, INC.

Registrant

By:

  /s/ Laith Nosh______________

Laith Nosh, President, CEO & Interim CFO

(Principal Financial and Accounting Officer)

Date:  January 14, 2008