Form 10QSB
period 2008-02-29
IKONA GEAR INTERNATIONAL INC
filed 2008-04-21
CIK 1130809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

39,082,791 common shares outstanding as of April 17, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

IKONA GEAR INTERNATIONAL, INC.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States of America.

The consolidated financial statements included herein have been prepared by Ikona Gear International, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of February 29, 2008, and its results of operations for the three and six -month periods ended February 29, 2008 and February 28, 2007 and its cash flows for the six-month periods ended February 29, 2008 and February 28, 2007. The results for these interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's most recent annual report on Form 10-KSB.

IKONA GEAR INTERNATIONAL, INC.

Consolidated Financial Statements
(Expressed in United States Dollars)

February 29, 2008
(Unaudited)

IKONA GEAR INTERNATIONAL, INC.
Consolidated Balance Sheet
(Unaudited)

February 29,
2008
ASSETS
Current assets:
Cash	$73,536
Accounts receivable, net of allowance of $ -	184,343
Other receivables	34,938
Inventory (Note 4)	467,979
Prepaid expenses	64,746
Deferred taxes, net of valuation allowance of $3,758,779	-

Total current assets	825,542
Property and equipment (Note 5)	188,590
Deferred expenses (Note 6)	73,333

Total assets	$1,087,465
LIABILITIES AND DEFICIENCY IN NET ASSETS
Current liabilities:
Accounts payable and accrued liabilities	$1,250,505
Accrued warranty	94,757
Current portion of capital lease payable (Note 10)	1,402
Current portion of loan payable (Note 9)	4,118
Short-term loan payable (Note 11)	110,952
Unearned revenue	53,878
Total current liabilities	1,515,612
Capital lease payable (Note 10)	-
Loan payable (Note 9)	6,740

Total liabilities	1,522,352
Commitment (Note 15)
Deficiency in net assets
Common stock (Note 12)
Authorized
100,000,000 common shares, $0.00001 par value
34,057,791 common shares issued and outstanding	340
Additional paid-in capital	10,327,006
Subscriptions advanced	275,000
Deficit	(11,037,233)
Total deficiency in net assets	(434,887)

Total liabilities and deficiency in net assets	$1,087,465

The accompanying notes are an integral part of theses consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
REVENUES
Royalties	$1,871	$1,678	$4,040	$3,856
Engineering services	-	3,035	-	3,035
Product revenues	1,275,562	212,310	1,976,453	321,509
TOTAL REVENUE	1,277,433	217,023	1,980,493	328,400
Cost of goods sold	(1,303,028)	(210,995)	(1,831,706)	(296,429)
Gross margin (loss)	(25,595)	6,028	148,787	31,971
EXPENSES
Depreciation	35,402	34,620	73,507	58,184
Business development (Note 3)	76,244	82,224	130,709	186,902
Corporate finance (Note 6)	13,750	195,904	36,788	314,202
Foreign exchange (gain) loss	3,338	1,741	(31,083)	44
General and administrative (Note 3)	161,925	78,310	290,941	130,929
Investor relations (Note 3)	83,553	164,054	208,329	234,493
Listing and filing fees	6,784	1,378	7,365	2,220
Product development (Note 3)	325,129	271,267	582,846	386,908
Professional fees	83,169	102,265	128,235	146,473
Rent	54,122	59,293	105,016	76,948
Technology and development (Note 3)	66,787	40,176	172,581	87,681
Travel and related	6,828	28,314	45,478	52,350
TOTAL EXPENSES	(917,031)	(1,059,546)	(1,750,712)	(1,677,334)
OTHER INCOME (EXPENSES)
Interest income	199	2,799	6,915	10,592
Interest expense (Note 8)	-	(118,294)	(51,544)	(236,202)
Loss on disposal of assets	-	-	-	(4,151)
TOTAL OTHER INCOME (EXPENSES)	199	(115,495)	(44,629)	(229,761)
Loss before income taxes	(942,427)	(1,169,013)	(1,646,554)	(1,875,124)
Income taxes	-	-	-	-
Net loss for the period	$(942,427)	$(1,169,013)	$(1,646,554)	$(1,875,124)
Basic and diluted net loss per share	$(0.03)	$(0.04)	$(0.05)	$(0.07)
Weighted average number of common shares
outstanding – basic and diluted	34,057,791	28,349,292	33,710,950	28,005,701

The accompanying notes are an integral part of theses consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months	Six Months
	Ended February 29,	Ended February 28,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(1,646,554)	$(1,875,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	73,507	58,184
Business development fees paid by stock options	33,611	9,662
Corporate finance fees paid by common stock and warrants	-	171,700
General and administrative fees paid by stock options	118,575	3,424
Investor relations fees paid by common stock, stock options and warrants	117,187	142,922
Product development fees paid by stock options	140,092	11,098
Technology development fees paid by stock options	129,233	14,498
Amortization of corporate finance fees	27,500	98,908
Amortization of business development fees	-	31,500
Interest expense on convertible notes payable	-	236,202
Interest expense on short-term loan payable	544	-
Loss on disposal of assets	-	4,151
CHANGE IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	261,248	(136,704)
Other receivables	(22,863)	(29,966)
Inventory	(123,652)	(224,974)
Prepaid expenses	(24,942)	751
Accounts payable and accrued liabilities	818,292	431,218
Accrued warranty	62,973	-
Unearned revenue	(705,796)	752

Cash used in operating activities	(741,045)	(1,051,798)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible notes payable (Note 8)	(1,300,699)	-
Repayment of loan payable	(802)	(1,907)
Short-term loan payable	110,408	-
Payment of capital lease payable	(782)	(550)
Issuance of common stock, net of issuance costs	518,067	900,000
Subscriptions advanced	275,000	-

Cash provided by (used in) financing activities	(398,808)	897,543
CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment acquired for cash	(14,190)	(261,669)

Cash used in investing activities	(14,190)	(261,669)
NET DECREASE IN CASH	(1,154,043)	(415,924)
CASH AT BEGINNING OF PERIOD	1,227,579	437,432
CASH AT END OF PERIOD	$73,536	$21,508
CASH PAID FOR:
Interest	$152,243	$-
Income taxes	$-	$-

The accompanying notes are an integral part of theses consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
February 29, 2008
(Unaudited)

Note 1 – The Company and Nature of Operations

Ikona Gear International, Inc. (“Ikona – Nevada”) was incorporated in the state of Nevada on September 20, 2000. On June 7, 2007, Ikona - Nevada completed its redomestication as a corporation formed and organized under the laws of the state of Delaware. The redomestication was accomplished by consummating the statutory merger of Ikona – Nevada with and into Ikona Gear International, Inc., a Delaware corporation formed April 20, 2007 (“Ikona – Delaware”or the “Company”) with Ikona –Delaware being the surviving corporation. The redomestication had an effective date of May 17, 2007, the date the Certificate of Merger was filed with the Delaware Secretary of State.

The Company is in business to develop and commercialize a unique, patented gearing technology and to provide high-value power-transmission solutions to the oil and gas, industrial, and automotive markets. These unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at February 29, 2008, and for all periods presented, have been included. Interim results for the three and six-month periods ended February 29, 2008, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

February 29,
2008
Deficit	$(11,037,233)
Working capital (deficiency)	$(690,070)

IKONA GEAR INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
February 29, 2008
(Unaudited)

Note 3 - Significant Accounting Policies Stock-Based Compensation

As a result of the amendments to Statement of Financial Accounting Standards 123 R (“SFAS 123R”), the Company is required to expense the fair value of employee stock options over the vesting period. The Company recorded the fair value of stock-based compensation expense from the amortization of stock options issued to employees of $421,511 and $38,682 during the six-month periods ended February 29, 2008 and February 28, 2007 respectively. The Company recorded $33,611 and $9,662 as business development, $118,575 and $3,424 as general and administrative, $140,092 and $11,098 as product development and $129,233 and $14,498 as technology development expenses in the consolidated statements of operations for the six-months ended February 29, 2008 and February 28, 2007 respectively. The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and the consensus in Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services. During the six months ended February 29, 2008, the Company recognized stock-based compensation expense of $78,087 (February 28, 2007 - $38,105) relating to the fair value of warrants issued to non-employees which has been recorded in investor relations fees.

Note 4 – Inventory

Six Months
Ended
February 29,
2008

Work-in-process	$ 298,296

Finished goods	169,683

Total	$ 467,979

IKONA GEAR INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
February 29, 2008
(Unaudited)

Note 5 – Property and Equipment

	February 29, 2008

		Accumulated
	Cost	Depreciation	Net Book Value

Computers and software	$136,545	$129,133	$7,412
Furniture	42,668	24,250	18,418
Equipment	312,343	163,873	148,470
Leasehold improvements	20,410	6,120	14,290

	$511,966	$323,376	$188,590

Note 6 - Deferred Expenses

The Company has incurred financing expenses which it has chosen to defer over the term of associated services being provided.

Deferred
Finance
Expense
Deferred Expense Incurred	$165,000
Less: Amortization	(91,667)
Unamortized Deferred Expenses	$73,333

The Company entered into an investment banking agreement in July 2006 and issued 500,000 shares of common stock, subject to the release of 100,000 shares immediately, 100,000 shares in one year, and 300,000 in two years, with all shares subject to normal trading restrictions. The Company recorded deferred expenses of $165,000 and is amortizing the amount over the 36-month term of the agreement. For the six-month period ended February 29, 2008, the Company recorded a charge to corporate finance fees of $27,500.

IKONA GEAR INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
February 29, 2008
(Unaudited)

Note 7 - Related Party Transactions

On April 1, 2004, the Company amended a consulting agreement with a director, officer and significant shareholder of the Company to pay monthly management fees totaling approximately $8,500 (C$11,333). This agreement can be terminated with six months advance notice. In September 2007, the Company increased monthly management fees totaling approximately $11,911 (C$11,792).

The Company entered into the following transactions with related parties during the six-month period ending February 29, 2008:

a)	Paid or accrued business development fees of $71,075 (2007 - $59,498) to a company controlled by a director of the Company.

b)	Paid or accrued corporate finance fees of $nil (2007 - $43,600) to a company controlled by a former director of the Company.

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

The fair value of the warrants granted by the Company was $350,404. The Company has recorded a debit to convertible notes payable and a credit to additional paid-in capital. The Company was amortizing the warrant value over the one year term of the promissory notes. As of February 28, 2007, the warrants were fully amortized. The fair market value of the common stock into which the promissory notes were convertible at that time of issuance was $1,296,000. The Company recorded a beneficial conversion feature of $96,000 and recorded a debit to convertible notes payable and a credit to additional paid-in capital.

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

IKONA GEAR INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
February 29, 2008
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

Note 11 – Short-term loan payable

In February 2008, the Company received short-term operational loan payable for a period of three months. The amount of the loan is $110,952 (C$108,200) and interest rate is 20%.

Note 12 – Common Stock

In September 2007, the Company issued 3,313,332 units at a price of $0.50 per unit for cash proceeds of $1,424,733 (gross proceeds of $1,656,666, net of finder’s fees of $231,933). Each unit consists of one common share and one-half share purchase warrant. Each whole warrant entitles the holder to purchase one additional share of common stock at a price of $0.54 per share for a period of two years from the date of issuance. Of these proceeds, $906,666 was received at the year ended August 31, 2007.

In October 2007, the Company issued 85,000 shares valued at a price of $0.46 per share in payment of investor relations fees.

Note 13 – Stock Options and Warrants Stock Options

On October 28, 2003, the Company adopted a stock incentive plan (the "2003 Stock Plan") to provide incentives to employees, directors and consultants. The Stock Plan provides for the issuance of up to 4,400,000 options with a maximum term of ten years. At the annual meeting of shareholders held on April 16, 2007, the 2003 Stock Plan was amended to increase the number of options that may be issued under the plan to 8,400,000.

		Weighted Average
	Number of Options	Exercise Price
Options outstanding, August 31, 2007	7,219,951	$0.52
Issued	1,147,691	0.29
Exercised	-	-
Expired	(635,979)	(0.35)
Options outstanding, February 29, 2008	7,731,663	0.50
Options exercisable, February 29, 2008	5,925,220	$0.51

IKONA GEAR INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
February 29, 2008
(Unaudited)

Note 13 – Stock Options and Warrants (continued)
Stock Options (continued)

The weighted average fair value of options granted during the six-month period ended February 29, 2008 was $0.29 per option.

A summary of stock options outstanding at February 29, 2008 is as follows:

Outstanding Options		Exercisable Options

	Weighted		Weighted
	Average		Average
	Exercise		Exercise	Expiry
Number	Price	Number	Price	Date
727,000	1.10	727,000	1.10	June 29, 2010
140,000	0.56	140,000	0.56	July 13, 2011
300,000	0.45	233,334	0.45	Nov 3, 2011
108,000	0.36	60,000	0.36	July 4, 2012
270,000	0.27	270,000	0.27	July 24, 2012
1,225,000	0.35	1,225,000	0.35	Aug 22, 2012
200,000	0.63	200,000	0.63	Jan 17, 2013
3,413,972	0.52	2,387,214	0.52	Apr 16, 2013
150,000	0.41	150,000	0.41	Apr 27, 2013
50,000	0.38	9,722	0.38	Aug 3, 2013
727,691	0.35	121,283	0.35	Sep 5, 2013
20,000	0.25	1,667	0.25	Dec 17, 2013
400,000	$ 0.17	400,000	$ 0.17	Feb 25, 2014
7,731,663		5,925,220

The Company uses the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	4.25%
Dividend yield rate	0.00%
Price volatility	135%
Weighted average expected life of options	6 years

Warrants

In September 2007, the Company issued 400,000 warrants exercisable for a two year period at an exercise price of $0.54 per warrant. The fair value of the warrants issued was $78,087. The Company has recorded $78,087 of investor relations fees for the six-month period ended February 29, 2008.

The Company uses the Black-Scholes option pricing model to compute the estimated fair value of compensatory warrants, based on the following weighted average assumptions:

Risk-free interest rate	4.25%
Dividend yield rate	0.00%
Price volatility	104.1%
Weighted average expected life of warrants	2 years

IKONA GEAR INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
February 29, 2008
(Unaudited)

Note 13 – Stock Options and Warrants (continued)
Warrants (continued)

		Weighted Average
	Number of Warrants	Exercise Price
Warrants outstanding, August 31, 2007	6,079,333	$ 0.62
Issued	2,056,666	0.54
Exercised	-	-
Expired	(400,000)	1.40
Warrants outstanding, February 29, 2008	7,735,999	$ 0.57
Warrants exercisable, February 29, 2008	7,735,999	$ 0.57
Weighted average fair value of warrants granted in the period		$ 0.20

In September 2007, the board of directors approved an extension and repricing of certain previously issued warrants. The revised terms are reflected in the table below.

The summary of warrants outstanding is as follows:

		Exercise	Expiry
Issuances	Outstanding	Price	Date
March 31, 2005	50,000	0.75	March 31, 2010
March 13, 2006	751,000	0.50	March 13, 2011
March 13, 2006	2,400,000	0.59	March 13, 2011
May 2, 2006	400,000	0.59	May 2, 2008
September 21, 2006	995,000	0.54	September 21, 2009
April 5, 2007	250,000	0.55	April 5, 2008
July 18, 2007	833,333	0.65	July 18, 2009
September 18, 2007	1,656,666	0.54	September 18, 2009
September 21, 2007	400,000	0.54	September 21, 2009

Total outstanding	7,735,999

IKONA GEAR INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
February 29, 2008
(Unaudited)

Note 14 - Segment Information

The Company’s operations were conducted in one reportable segment, being the development and commercialization of a unique patented gearing technology, primarily in Canada and USA.

	Six Months
	Ended
	February 29, 2008
	USA	Canada	Total

REVENUES	$-	$1,980,493	$1,980,493

LONG-LIVED ASSETS	$-	$188,590	$188,590

Note 15 – Commitment

In September 2006, the Company entered into a premises sublease for office and workshop facilities for a period of 42 months commencing December 1, 2006. The premises lease commits the Company to a net annual rental expense of $132,323 in 2007 (C$148,864), $133,939 in 2008 (C$150,682), $135,959 in 2009 (C$152,955) and additional annual operating costs estimated at $40,420 (C$45,473) for a period of 42 months ending May 29, 2010. The Company provided a deposit of one month of rent equaling $17,557 (C$17,381) which is included in prepaid expenses as at February 29, 2008.

Note 16 – Subsequent events

In April 2008, the Company issued 5,000,000 units at a price of $0.10 per unit for cash proceeds of $465,000 (gross proceeds of $500,000, net of finder’s fees of $35,000). Each unit consists of one common share and one whole warrant. Each whole warrant entitles the holder to purchase one additional share of common stock at a price of $0.25 per share for a period of one year from the date of issuance. The Company also issued 25,000 units for finder’s fees under the same terms as the units issued in the private placement.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion and analysis covers material changes in the financial condition of Ikona Gear International, Inc., (the "Company") for the six months ended February 29, 2008, and material changes in the financial condition to the three months ended February 29, 2008, as compared to the same periods in 2007. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2007, including the audited financial statements, as filed with the Securities and Exchange Commission.

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

  On-time fulfillment of lead customer orders in the Oil & Gas market
  The highest degree of after-sale service and support of lead customers
  Successful Oil and Gas sales execution: the Company has built out a substantial sales pipeline in and must close on a significant percentage of those opportunities
  Continued development of licensing opportunities in the Automotive market: Ikona plans to continue the execution of our License Agreement for royalties with our current partner Magna and develop other similar potential customers

     Ikona has made the transition from a development-stage company to a manufacturing organization with a range of high-value oil & gas products successfully commercialized throughout FY 2007. In order to support continuing commercialization efforts, the Company is targeting aggressive growth for FY 2008 and will be ramping up activities in a number of functional areas to support that growth.

     Marketing and Business Development will be key to Ikona’s continued commercialization efforts. Our planned marketing activities include a significant tradeshow presence as well as a high amount of travel in order to meet prospective customers and joint development partners. We intend to focus significantly on Oil and Gas tradeshows in the next 12 months and plan to attend and exhibit our full range of product at the leading events in North America and the Middle East. We intend to promote Ikona technology to Middle East, European and North American industry leaders through participating in gear industry trade shows, hybrid vehicle conferences and through development and refining of joint development alliances and licensing agreements for existing and potential customers.

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

     We presently have 3 fulltime employees and 3 contractors and we expect to grow gradually as needed.

     We anticipate our total cash requirements for the next twelve months will be approximately $3 million, of which we had $73,536 available at February 29, 2008. The balance of our cash requirements will need to be raised through additional financings. We estimate that an additional $1.54 million will be required to support our plan of operations over the next 12 months. We have no current arrangements with respect to sources of additional financing and there can be no assurance that additional financing will be available to us on commercially reasonable terms. The inability to obtain additional financing, when needed, would have a material adverse affect on us, including possibly requiring us to curtail our operations. To the extent that future financing involves the sale of our equity securities, our then existing stockholders, could be substantially diluted.

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

Results of Operations

The following is a discussion of our financial condition, changes in financial condition and results of operations for the six months and three months ended February 29, 2008, as compared to the six months and three months ended February 28, 2007. This discussion and analysis should be read in conjunction with our most recent audited annual financial statements as of August 31, 2007, filed under Form 10-KSB on December 11, 2007, and the related notes that appear elsewhere in this quarterly report.

Six-Month Period Ended February 29, 2008 compared to Six-Month Period Ended February 28, 2007.

REVENUES. Revenues are generated from the provision of product revenues and from licensing royalties. In the six months ended February 29, 2008, we generated revenues of $1,980,493 (product revenues to various clients of $1,976,453 and $4,040 for royalties). In the six months ended February 28, 2007, we generated revenues of $328,400 (product revenues of $321,509, $3,035 for engineering services and $3,856 for royalties). The increase in revenue reflects delivery of drawworks and oil and gas equipment.

COST OF GOODS SOLD. Our cost of goods sold consists of costs attributable directly to project revenues. Our cost of goods sold in the six months period ended February 29, 2008 was $1,831,706. In the comparative period, we recorded $296,429 as cost of goods sold. The increase in cost reflects assembly costs of oil and gas equipment and drawworks.

DEPRECIATION. We record depreciation expense on our property and equipment. In the six months ended February 29, 2008, we recorded depreciation of $73,507. In the comparative period, we recorded depreciation expense of $58,184.

BUSINESS DEVELOPMENT. Business development expense reflects internal and external costs to market our business opportunity to existing clients and potential new clients. Business development expense includes: the salaries and benefits of our president and fees paid to external consultants. Business development expense was $130,709 for the six months ended February 29, 2008. This amount included non-cash stock based compensation expense in amount of $33,611. In the comparative period, we recorded business development expense of $186,902. This amount included non-cash stock-based compensation expense in amount of $9,662. The decrease in business development expenses pertains mainly to utilization of our business development team.

CORPORATE FINANCE. Corporate finance expense reflects costs associated with fees paid to maintain the corporate finance function within our company. These fees were paid to external consultants who oversee fund-raising function for our company. Corporate finance expense was $36,788 for the six months ended February 29, 2008. In the comparative period, we recorded corporate finance expense of $314,202 which included non-cash compensation expense in amount of $171,700 paid by common stock and warrants. The decrease in corporate finance fees is due to utilization of our corporate finance team.

GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of administrative salaries and benefits, office supplies, telephone and telecommunications expenses, courier and other general costs not attributable directly to other Income Statement line items. Our selling, general and administrative expenses were $290,941 for the six months ended February 29, 2008. In the comparative period, we recorded general and administrative expenses of $130,929. The increase in general and administrative expense pertains to non-cash stock-based compensation expense in amount of $118,575 and additional office supplies and maintenance fees related to increased commercial activities relative to the same period in the prior year. In the comparative period, we recorded $3,424 non-cash stock-based compensation expense.

INVESTOR RELATIONS. Our investor relations expense consists primarily of external consulting fees and associated communications costs to increase investors’ awareness of our company. Investor relations expenses were $208,329 for the six months ended February 29, 2008. In the comparative period, there were recorded investor relations expenses of $234,493. In the six months ended February 29, 2008, we recorded $117,187 as non-cash stock-based compensation expense. In the comparative period, non-cash stock-based compensation expense was $142,922.

LISTING AND FILING FEES. Our listing and filing fees expense consist primarily of external consulting fees and associated communication costs to convert our regulatory filings into Edgar filing format. Listing and filing fees expense were $7,365 for the six months ended February 29, 2008. In the comparative period, we record listing and filing fees expense of $2,220. The increase in expenses pertains to payments to various Canadian Securities Commissions in amount of $4,210.

PRODUCT DEVELOPMENT. Our product development expense consists primarily of indirect costs that are attributable to costs of product services, salaries, and materials and supplies consumed by our department. Our product development expense was $582,846 for the six months ended February 29, 2008. This amount includes non-cash stock-based compensation expense in amount of $140,092. In the comparative period, we recorded product development expense in amount of $386,908. This amount included non-cash stock-based compensation expense in amount of $11,098. The increase in product development expense is due primarily to expansion of our product development team and non-cash compensation expense.

PROFESSIONAL FEES. Our professional fees expense consists primarily of external audit fees associated with our auditors and legal fees for our corporate and securities counsels. Professional fees expense was $128,235 for the six months ended February 29, 2008. In the comparative period, we recorded professional fees expense of $146,473.

RENT. Our rent expense consists primarily of an office premises lease and associated variable costs such as property taxes, maintenance, and costs passed on to us regarding our lease agreement. Rent expense was $105,016 for the six months ended February 29, 2008. In the comparative period, we recorded rent expense of $76,948. The increase is associated with higher payments for current premise.

TECHNOLOGY DEVELOPMENT. Technology development expense reflects internal and external costs to develop our technology including attributable salaries of our engineers, and fees paid to external consultants in advancing our core intellectual property. Technology development expense was $172,581 for the six months ended February 29, 2008, and includes non-cash stock-based compensation expense in amount of $129,233. In the comparative period, we recorded technology development expense of $87,681. This amount included non-cash stock-based compensation expense in amount of $14,498. The increase in technology development expense is due primarily to non-cash compensation expense.

TRAVEL AND RELATED. Travel and related expense includes all of our travel costs associated with travel including travel for business development, technology and development, and corporate finance. Included in travel are the costs of flights, trains, automotive rentals, accommodations, meals and other associated travel costs. Travel and related expense was $45,478 for the six months ended February 29, 2008. In the comparative period, we recorded travel and related expense of $52,350. The decrease in expense is associated with limited travel arrangements during the six months ended February 29, 2008.

Three-Month Period Ended February 29, 2008 compared to Three-Month Period Ended February 28, 2007.

REVENUES. Revenues are generated from the provision of product revenues and from licensing royalties. In the three months ended February 29, 2008, we generated revenues of $1,277,433 (product revenues to various clients of $1,275,562 and $1,871 for royalties). In the three months ended February 28, 2007, we generated revenues of $217,023 (product revenues of $212,310, $3,035 for engineering services and $1,678 for royalties). The increase in revenue reflects delivery of drawworks and oil and gas equipment.

COST OF GOODS SOLD. Our cost of goods sold consists of costs attributable directly to project revenues. Our cost of goods sold in the three months period ended February 29, 2008 was $1,303,028. In the comparative period, we recorded $210,995 as cost of goods sold. The increase in cost reflects assembly costs of oil and gas equipment and drawworks.

DEPRECIATION. We record depreciation expense on our property and equipment. In the three months ended February 29, 2008, we recorded depreciation of $35,402. In the comparative period, we recorded depreciation expense of $34,620.

BUSINESS DEVELOPMENT. Business development expense reflects internal and external costs to market our business opportunity to existing clients and potential new clients. Business development expense includes: the salaries and benefits of our president and fees paid to external consultants. Business development expense was $76,244 for the three months ended February 29, 2008. This amount included non-cash stock based compensation expense in amount of $27,386. In the comparative period, we recorded business development expense of $130,709. This amount includes non-cash stock-based compensation expense in amount of $4,831. The decrease in business development expenses pertains mainly to utilization of our business development team.

CORPORATE FINANCE. Corporate finance expense reflects costs associated with fees paid to maintain the corporate finance function within our company. These fees were paid to external consultants who oversee fund-raising function for our company. Corporate finance expense was $13,750 for the three months ended February 29, 2008. In the comparative period, we recorded corporate finance expense of $195,904 which included non-cash compensation expense in amount of $171,700 paid by common stock and warrants. The decrease in corporate finance fees is due to utilization of our corporate finance team.

GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of administrative salaries and benefits, office supplies, telephone and telecommunications expenses, courier and other general costs not attributable directly to other Income Statement line items. Our selling, general and administrative expenses were $161,925 for the three months ended February 29, 2008. In the comparative period, we recorded general and administrative expenses of $78,310. The increase in general and administrative expense pertains to non-cash stock-based compensation expense in amount of $118,575 and additional office supplies and maintenance fees related to increased commercial activities relative to the same period in the prior year. In the comparative period, we recorded $3,424 non-cash stock-based compensation expense.

INVESTOR RELATIONS. Our investor relations expense consists primarily of external consulting fees and associated communications costs to increase investors’ awareness of our company. Investor relations expenses were $83,553 for the three months ended February 29, 2008. In the comparative period, there were recorded investor relations expenses of $164,054. In the three months ended February 29, 2008, we recorded $nil as non-cash stock-based compensation expense. In the comparative period, non-cash stock-based compensation expense was $120,153.

LISTING AND FILING FEES. Our listing and filing fees expense consist primarily of external consulting fees and associated communication costs to convert our regulatory filings into Edgar filing format. Listing and filing fees expense were $6,784 for the three months ended February 29, 2008. In the comparative period, we record listing and filing fees expense of $1,378. The increase in expenses pertains to payments to various Canadian Securities Commissions in amount of $4,210.

PRODUCT DEVELOPMENT. Our product development expense consists primarily of indirect costs that are attributable to costs of product services, salaries, and materials and supplies consumed by our department. Our product development expense was $325,129 for the three months ended February 29, 2008. This amount includes non-cash stock-based compensation expense to employees in amount of $70,253. In the comparative period, we recorded product development expense in amount of $271,267. This amount included non-cash stock-based compensation expense to employees in amount of $5,549. The increase in product development expense is due primarily to non-cash compensation expense.

PROFESSIONAL FEES. Our professional fees expense consists primarily of external audit fees associated with our auditors and legal fees for our corporate and securities counsels. Professional fees expense was $83,169 for the three months ended February 29, 2008. In the comparative period, we recorded professional fees expense of $102,265.

RENT. Our rent expense consists primarily of an office premises lease and associated variable costs such as property taxes, maintenance, and costs passed on to us regarding our lease agreement. Rent expense was $54,122 for the three months ended February 29, 2008. In the comparative period, we recorded rent expense of $59,293.

TECHNOLOGY DEVELOPMENT. Technology development expense reflects internal and external costs to develop our technology including attributable salaries of our engineers, and fees paid to external consultants in advancing our core intellectual property. Technology development expense was $66,787 for the three months ended February 29, 2008, and includes non-cash stock-based compensation expense in amount of $64,616. In the comparative period, we recorded technology development expense of $40,176. This amount included non-cash stock-based compensation expense in amount of $7,249. The increase in technology development expense is due primarily to non-cash compensation expense.

TRAVEL AND RELATED. Travel and related expense includes all of our travel costs associated with travel including travel for business development, technology and development, and corporate finance. Included in travel are the costs of flights, trains, automotive rentals, accommodations, meals and other associated travel costs. Travel and related expense was $6,828 for the three months ended February 29, 2008. In the comparative period, we recorded travel and related expense of $28,314. The decrease in expense is associated with limited travel arrangements during the three months ended February 29, 2008.

Liquidity and Capital Resources

As at February 29, 2008, our total cash was $73,536, our working capital deficiency was $690,070, and our net deficiency in assets was $434,887. Since inception, we have incurred cumulative losses of $11,037,233. Our current working capital is expected to be sufficient to satisfy our operating requirements for approximately for about a month. Our ability to satisfy projected working capital requirements is dependent upon our ability to generate revenue and to secure additional funding through public or private sales of securities, including equity securities. We are in the process of completing a private placement. We have already received subscriptions in the amount of $275,000. We are continuing to actively pursue investments from a number of potential sources. There is no assurance that we will secure the necessary capital on terms acceptable to us. If we are unable to raise additional capital when needed, this could have a material adverse affect on us, including possibly requiring us to curtail or cease our operations.

In the six months ended February 29, 2008, our operations consumed $630,637. Our net loss of $1,646,554 included non-cash expenses of $538,698, depreciation of $73,507, interest expenses of $544 and amortization expenses of $27,500. In arriving at our net cash consumed in operations, our net loss was increased by $375,668 of cash consumed in our operating assets and liabilities, resulting in net cash used in operations of $630,637.

In the six months ended February 29, 2008, we spent $14,190 on new furniture, computer hardware and equipment.

In the six months ended February 29, 2008, we consumed $509,216 from our financing activities. We received a private placement of $750,000 ($518,067 net of associated fees), related to the investment of non-US investors for investment purposes. We also received $275,000 subscriptions advanced. Our cash flow from financing activities was decreased by payments of loan payable in amount of $802, capital lease payable in amount of $782 and repayment of convertible notes payable in amount of $1,300,699.

In total, our cash decreased by $1,154,043 to $73,536 for the six month period ended February 29, 2008. Our cash was $21,508 as of February 28, 2007.

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

The Principal Executive Officer and Principal Financial Officer conducted a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and has concluded, based on his evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

b)

There has been no change in our internal control over financial reporting during the three months ended February 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10. On March 6, 2006 and March 14, 2006, pursuant to subscription agreements, escrow was released on a private placement to an aggregate of 26 investors for an aggregate of 2,400,000 units, and total gross proceeds of U$1,200,000. The units consisted on 10% convertible notes and warrants. Please refer to our Form 8-K, filed with SEC on March 16, 2006.

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

21. In April 2008, we issued 5,000,000 units at a price of $0.10 per unit for cash proceeds of $465,000 (gross proceeds of $500,000, net of finder’s fees of $35,000). Each unit consists of one common share and one whole warrant. Each whole warrant entitles the holder to purchase one additional share of common stock at a price of $0.25 per share for a period of one year from the date of issuance. The Company also issued 25,000 units for finder’s fees under the same terms as the units issued on the private placement. The issuance was to eight investors who acquired the securities in an offshore transaction pursuant to Reg S under the Securities Act. The securities, which were taken for investment purposes, were subject to appropriate transfer restrictions and restrictive legend, and were issued without registration under the Securities Act in reliance upon the exemptions set forth in Reg S there under.

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

3. Current Report on Form 8K dated April 7, 2008, as filed with the Commissions on April 7, 2008.

4. Current Report on Form 8K dated April 14, 2008, as filed with the Commissions on April 15, 2008.

SIGNATURES

In accordance with the requirements of the Securities Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKONA GEAR INTERNATIONAL, INC.
Registrant

By: /s/ Laith Nosh
Laith Nosh, President, CEO & Interim CFO
(Principal Financial and Accounting Officer)
Date: April 18, 2008