Form 10QSB
period 2008-05-31
IKONA GEAR INTERNATIONAL INC
filed 2008-07-15
CIK 1130809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

39,082,791 common shares outstanding as of July 10, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

IKONA GEAR INTERNATIONAL, INC.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with generally accepted accounting principles in the United States of America.

The consolidated financial statements included herein have been prepared by Ikona Gear International, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of May 31, 2008, and its results of operations for the three and nine-month periods ended May 31, 2008 and 2007 and its cash flows for the nine-month periods ended May 31, 2008 and 2007. The results for these interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's most recent annual report on Form 10-KSB.

IKONA GEAR INTERNATIONAL, INC.

Consolidated Financial Statements
(Expressed in United States Dollars)
May 31, 2008
(Unaudited)

IKONA GEAR INTERNATIONAL, INC.
Consolidated Balance Sheet
(Unaudited)

May 31,
2008
ASSETS
Current assets
Cash	$158,570
Accounts receivable, net of allowance of $ -	53,859
Other receivables	22,745
Inventory (Note 4)	890,786
Prepaid expenses	34,522
Deferred taxes, net of valuation allowance of $3,958,672	-

Total current assets	1,160,482
Property and equipment (Note 5)	159,430
Deferred expenses (Note 6)	59,583

Total assets	$1,379,495
LIABILITIES AND DEFICIENCY IN NET ASSETS
Current liabilities
Accounts payable and accrued liabilities	$1,704,225
Accrued warranty	102,762
Capital lease payable (Note 10)	874
Current portion of loan payable (Note 9)	3,839
Promissory notes payable (Note 11)	135,640
Obligation to issue shares (Note 12)	100,000
Total current liabilities	2,047,340
Loan payable (Note 9)	5,859

Total liabilities	2,053,199
Commitment (Note 16)
Deficiency in net assets
Common stock (Note 13)
Authorized
100,000,000 common shares, $0.00001 par value
39,082,791 common shares issued and outstanding	390
Additional paid-in capital	10,969,059
Deficit	(11,643,153)
Total deficiency in net assets	(673,704)

Total liabilities and deficiency in net assets	$1,379,495

The accompanying notes are an integral part of theses consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,

	2008	2007	2008	2007
REVENUES
Royalties	$1,460	$2,193	$5,500	$6,049
Engineering services	-	-	-	3,035
Product revenues	332,412	118,779	2,308,865	440,288
TOTAL REVENUE	333,872	120,972	2,314,365	449,372
Cost of goods sold	(210,823)	(138,807)	(2,042,529)	(497,710)
Gross margin (loss)	123,049	(17,835)	271,836	(48,338)
EXPENSES
Depreciation	29,160	48,962	102,667	107,146
Business development (Note 3)	78,460	264,286	209,169	451,188
Corporate finance (Note 6)	26,250	36,593	63,038	350,795
Foreign exchange (gain) loss	15,428	(3,087)	(15,655)	(3,043)
General and administrative (Note 3)	117,242	201,116	408,183	332,045
Investor relations (Note 3)	31,219	111,290	239,548	345,783
Listing and filing fees	7,022	6,140	14,387	8,360
Product development (Note 3)	273,732	214,168	856,578	538,602
Professional fees	18,489	62,754	146,724	209,227
Rent	58,616	53,476	163,632	130,424
Technology and development (Note 3)	64,616	75,182	237,197	162,863
Travel and related	8,819	16,958	54,297	69,308
TOTAL EXPENSES	(729,053)	(1,087,838)	(2,479,765)	(2,702,698)
OTHER INCOME (EXPENSES)
Interest income	84	908	6,999	11,500
Interest expense (Note 8)	-	(32,131)	(51,544)	(268,333)
Loss on disposal of assets	-	-	-	(4,151)
TOTAL OTHER INCOME (EXPENSES)	84	(31,223)	(44,545)	(260,984)
Loss before income taxes	(605,920)	(1,136,896)	(2,252,474)	(3,012,020)
Income taxes	-	-	-	-
Net loss for the period	$(605,920)	$(1,136,896)	$(2,252,474)	$(3,012,020)
Basic and diluted net loss per share	$(0.02)	$(0.04)	$(0.06)	$(0.11)
Weighted average number of common shares
outstanding – basic and diluted	37,280,074	28,713,759	35,958,406	28,244,314

The accompanying notes are an integral part of theses consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended May 31,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(2,252,474)	$(3,012,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	102,667	107,146
Business development fees paid by stock options	39,836	188,604
Corporate finance fees paid by common stock and warrants	-	190,789
General and administrative fees paid by stock options	154,585	105,348
Investor relations fees paid by common stock, stock options and warrants	117,187	207,119
Product development fees paid by stock options	210,345	70,436
Technology development fees paid by stock options	193,849	74,611
Amortization of corporate finance fees	41,250	116,406
Amortization of business development fees	-	42,000
Interest expense on convertible notes payable	-	268,333
Interest expense on promissory notes	6,400	1,454
Loss on disposal of assets	-	4,151
CHANGE IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable	391,732	(24,726)
Other receivables	(10,670)	(62,815)
Inventory	(546,459)	(518,632)
Prepaid expenses	5,282	5,973
Accounts payable and accrued liabilities	1,272,012	411,037
Accrued warranty	70,978	-
Unearned revenue	(759,674)	209,093

Cash used in operating activities	(963,154)	(1,615,693)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible notes payable (Note 8)	(1,300,699)	-
Repayment of loan payable	(1,962)	(1,679)
Proceeds from promissory notes	-	125,675
Repayment on promissory notes	-	(25,196)
Payment of capital lease payable	(1,310)	(734)
Promissory notes	129,240	-
Obligation to issue shares	100,000	-
Issuance of common stock, net of issuance costs	983,066	1,171,600
Subscriptions advanced	-	456,666

Cash provided by (used in) financing activities	(91,665)	1,726,332
CASH FLOWS FROM INVESTING ACTIVITIES

Property and equipment acquired for cash	(14,190)	(268,806)

Cash used in investing activities	(14,190)	(268,806)
NET DECREASE IN CASH	(1,069,009)	(158,167)
CASH AT BEGINNING OF PERIOD	1,227,579	437,432
CASH AT END OF PERIOD	$158,570	$279,265
CASH PAID FOR:
Interest	$152,243	$-
Income taxes	$-	$-

The Company issued 25,000 units valued at $2,500 for finder’s fees.

The accompanying notes are an integral part of theses consolidated financial statements.

IKONA GEAR INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
May 31, 2008
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

These unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at May 31, 2008, and for all periods presented, have been included. Interim results for the three and nine-month periods ended May 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

May 31, 2008

Deficit	$(11,643,153)
Working capital (deficiency)	$(886,858)

IKONA GEAR INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
May 31, 2008
(Unaudited)

Note 3 - Significant Accounting Policies

Stock-Based Compensation

Effective September 1, 2006, the Company adopted SFAS No. 123(revised), “Share-Based Payment” (“SFAS 123(R)”) utilizing the modified prospective approach. The Company records stock-based compensation in accordance with SFAS No. 123R “Accounting for Stock-based Compensation” (“SFAS 123R”), and applies the recommendations of this standard using the modified prospective method. Under this application, the Company is required to record compensation expense, based on the fair value of awards, for all awards granted after the date of the adoption and for the unvested portion of previously granted awards that remain outstanding as at the date of adoption.

The Company recorded the fair value of stock-based compensation expense from the amortization of stock options issued to employees of $598,615 and $438,999 during the nine-month periods ended May 31, 2008 and 2007 respectively. The Company recorded $39,836 and $188,604 as business development, $154,585 and $105,348 as general and administrative, $210,345 and $70,436 as product development and $193,849 and $74,611 as technology development expenses in the consolidated statements of operations for the nine-months ended May 31, 2008 and 2007 respectively.

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123R. During the nine months ended May 31, 2008, the Company recognized stock-based compensation expense of $78,087 relating to the fair value of warrants issued to non-employees which has been recorded in investor relations fees. During the nine months ended May 31, 2007, the Company recognized stock-based compensation expense of $308,813 which has been recorded in investor relations in the amount of $207,119 and in corporate finance in amount of $101,694.

Note 4 – Inventory

Nine Months
Ended
May 31,
2008

Work-in-process	$725,221

Finished goods	165,565

Total	$890,786

IKONA GEAR INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
May 31, 2008
(Unaudited)

Note 5 – Property and Equipment

	May 31, 2008

		Accumulated
	Cost	Depreciation	Net Book Value

Computers and software	$136,545	$132,380	$4,165
Furniture	42,668	26,383	16,285
Equipment	312,343	186,390	125,953
Leasehold improvements	20,410	7,383	13,027

	$511,966	$352,536	$159,430

Note 6 - Deferred Expenses

The Company has incurred financing expenses which it has chosen to defer over the term of associated services being provided.

Deferred
Finance
Expense
Deferred Expense Incurred	$165,000
Less: Amortization	(105,417)
Unamortized Deferred Expenses	$59,583

The Company entered into an investment banking agreement in July 2006 and issued 500,000 shares of common stock, subject to the release of 100,000 shares immediately, 100,000 shares in one year, and 300,000 in two years, with all shares subject to normal trading restrictions. The Company recorded deferred expenses of $165,000 and is amortizing the amount over the 36-month term of the agreement. For the nine-month period ended May 31, 2008, the Company recorded a charge to corporate finance fees of $41,250.

IKONA GEAR INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
May 31, 2008
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

The Company entered into the following transactions with related parties during the nine-month period ending May 31, 2008:

a)	Paid or accrued business development fees of $106,451 (2007 - $89,417) to a company controlled by a director of the Company.

b)	Paid or accrued corporate finance fees of $nil (2007 - $43,600) to a company controlled by a former director of the Company.

Included in accounts payable and accrued liabilities is $20,375 due to a director.

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

Note 9 - Loan Payable

In March 2006, the Company entered into an agreement for the purchase of computer server equipment. The amount financed was $14,200 (C$15,954), amortization period is 48 months and interest rate is 17.99% .

IKONA GEAR INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
May 31, 2008
(Unaudited)

Note 10 – Capital Lease Payable

In September 2006, the Company entered into a lease agreement for two computers. The amount of the lease is $3,314 (C$3,766), monthly payments are $159, amortization period is 24 months, interest rate is 14% and the purchase option is $1.

Note 11 – Promissory notes payable

During the nine-month period ended May 31, 2008, the Company issued four promissory notes (two to non-related parties and two to a director) with a total face value of $131,327 (C$129,240). The promissory notes bear interest at 20% per annum and are payable on or before August 31, 2008.

Note 12 - Obligation to issue shares

During the current period, the Company received $100,000 towards future share issuances. The funds received do not have any interest or repayment terms and the number and pricing of future shares to be issued has not been set. Since the number of shares to be issued has not been fixed, pursuant to FASB Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the amount has been recorded as a liability.

Note 13 – Common Stock

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
May 31, 2008
(Unaudited)

Note 14 – Stock Options and Warrants

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

As disclosed in the summary of Significant Accounting Policies, the Company follows SFAS No. 123R and has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. In accordance with SFAS No. 123R for employees, the compensation expense is amortized on a straight-line basis over the requisite service period which approximates the vesting period. Compensation expense for stock options granted to non-employees is amortized over the contract services, period or, if none exists, from the date of grant until the options vest. Compensation associated with unvested options granted to non-employees is re-measured on each balance sheet date using the Black-Scholes option pricing model.

The Company uses historical data to estimate option exercise, forfeiture and employee termination within the valuation model. For non-employees, the expected term of the options approximates the full term of the options. The risk-free interest date is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the reporting period. Based on the best estimated, management applied the estimated forfeiture rate of nil in determining the expense recorded in the accompanying Statements of Operations.

		Weighted Average
	Number of Options	Exercise Price
Options outstanding, August 31, 2007	7,219,951	$0.52
Issued	1,147,691	0.29
Exercised	-	-
Expired	(835,979)	(0.42)
Options outstanding, May 31, 2008	7,531,663	$0.50
Options exercisable, May 31, 2008	6,176,857	$0.51

The weighted average fair value of options granted during the nine-month period ended May 31, 2008 was $0.29 per option.

IKONA GEAR INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
May 31, 2008
(Unaudited)

Note 14 – Stock Options and Warrants (continued)

Stock Options (continued)

A summary of stock options outstanding at May 31, 2008 is as follows:

Outstanding Options		Exercisable Options

	Weighted		Weighted
	Average		Average
	Exercise		Exercise	Expiry
Number	Price	Number	Price	Date
727,000	$ 1.10	727,000	$ 1.10	June 29, 2010
140,000	0.56	140,000	0.56	July 13, 2011
300,000	0.45	258,333	0.45	Nov 3, 2011
108,000	0.36	69,000	0.36	July 4, 2012
270,000	0.27	270,000	0.27	July 24, 2012
1,225,000	0.35	1,225,000	0.35	Aug 22, 2012
3,413,972	0.52	2,738,379	0.52	Apr 16, 2013
150,000	0.41	150,000	0.41	Apr 27, 2013
50,000	0.38	13,889	0.38	Aug 3, 2013
727,691	0.35	181,923	0.35	Sep 5, 2013
20,000	0.25	3,333	0.25	Dec 17, 2013
400,000	0.17	400,000	0.17	Feb 25, 2014
7,531,663		6,176,857

As of May 31, 2008, the total number of in-the-money options was nil and the aggregate intrinsic value was $nil.

The Company uses the Black-Scholes option pricing model to compute estimated fair value, based on the following assumptions:

Risk-free interest rate	4.25%
Dividend yield rate	0.00%
Price volatility	135%
Weighted average expected life of options	6 years

Warrants

In September 2007, the Company issued 400,000 warrants exercisable for a two year period at an exercise price of $0.54 per warrant. The fair value of the warrants issued was $78,087. The Company has recorded $78,087 of investor relations fees for the nine-month period ended May 31, 2008.

The Company uses the Black-Scholes option pricing model to compute the estimated fair value of compensatory warrants, based on the following weighted average assumptions:

Risk-free interest rate	4.25%
Dividend yield rate	0.00%
Price volatility	104.1%
Weighted average expected life of warrants	2 years

IKONA GEAR INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
May 31, 2008
(Unaudited)

Note 14 – Stock Options and Warrants (continued)

Warrants (continued)

		Weighted Average
	Number of Warrants	Exercise Price
Warrants outstanding, August 31, 2007	6,079,333	$0.62
Issued	7,081,666	0.33
Exercised	-	-
Expired	(1,050,000)	0.89
Warrants outstanding May 31, 2007	12,110,999	$0.44
Warrants exercisable May 31, 2008	12,110,999	$0.44
Weighted average fair value of warrants granted in the period		$0.20

In September 2007, the board of directors approved an extension and repricing of certain previously issued warrants. The revised terms are reflected in the table below.

The summary of warrants outstanding is as follows:

		Exercise	Expiry
Issuances	Outstanding	Price	Date
March 31, 2005	50,000	$ 0.75	March 31, 2010
March 13, 2006	751,000	0.50	March 13, 2011
March 13, 2006	2,400,000	0.59	March 13, 2011
September 21, 2006	995,000	0.54	September 21, 2009
July 18, 2007	833,333	0.65	July 18, 2009
September 18, 2007	1,656,666	0.54	September 18, 2009
September 21, 2007	400,000	0.54	September 21, 2009
April 2, 2008	5,000,000	0.25	April 2, 2009
April 3, 2008	25,000	0.25	April 3, 2009
Total outstanding	12,110,999

IKONA GEAR INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
May 31, 2008
(Unaudited)

Note 15 - Segment Information

The Company’s operations were conducted in one reportable segment, being the development and commercialization of a unique patented gearing technology, primarily in Canada and USA.

		Nine Months
		Ended
		May 31, 2008
	USA	Canada	Total

REVENUES	$-	$2,314,365	$2,314,365

LONG-LIVED ASSETS	$-	$159,430	$159,430

Note 16 – Commitment

In September 2006, the Company entered into a premises sublease for office and workshop facilities for a period of 42 months commencing December 1, 2006. The premises lease commits the Company to a net annual rental expense of $132,323 in 2007 (C$148,864), $133,939 in 2008 (C$150,682), $135,959 in 2009 (C$152,955) and additional annual operating costs estimated at $40,420 (C$45,473) for a period of 42 months ending May 29, 2010. The Company provided a deposit of one month of rent equaling $17,381 (C$17,381) which is included in prepaid expenses as at May 31, 2008.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion and analysis covers material changes in the financial condition of Ikona Gear International, Inc., (the "Company") for the nine months ended May 31, 2008, and material changes in the financial condition to the three months ended May 31, 2008, as compared to the same periods in 2007. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis" included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2007, including the audited financial statements, as filed with the Securities and Exchange Commission.

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

Overview

     Our mission is to become the leading provider of high-value power-transmission solutions to industrial, automotive and oil & gas markets. In order to accomplish this aggressive objective, Ikona will focus on key priorities:

  On-time fulfillment of lead customer orders
  Continued growth and prototype development in the Industrial market segment: Ikona has entered into development relationships in the separate applications of Indexing and Wind Energy and would like to enhance those relationships and work toward prototype production in each case
  Continued development of licensing opportunities in the Automotive market: Ikona plans to continue the execution of our License Agreement for royalties with our current partner Magna and develop other similar potential customers

     Ikona has made the transition from a development-stage company to a manufacturing organization with a range of high-value oil & gas products successfully commercialized throughout FY 2007. However, changes in market place present new challenges and demands for Ikona. Our current key priority is to be proactive and face them successfully. The Company is currently in the process of reorganization with intent to preserve the business, ensure jobs and maximize potential returns to shareholders. Once Ikona has successfully adjusted to a change, it will focus on activities in a number of functional areas.

     Marketing and Business Development will be the key to Ikona’s continued commercialization efforts. Our planned marketing activities include a significant tradeshow presence as well as a high amount of travel in order to meet prospective customers and joint development partners. We intend to focus significantly on Oil and Gas tradeshows in the next 12 months and plan to attend and exhibit our full range of product at the leading events in North America and the Middle East. We intend to promote Ikona technology to Middle East, European and North American industry leaders through participating in gear industry trade shows, hybrid vehicle conferences and through development and refining of joint development alliances and licensing agreements for existing and potential customers.

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

     We have focused substantially all Technology Development activities over the past year on development of applications of our gearing technology in the Oil & Gas and Industrial sectors. Over the next 12 months we will focus our efforts on developing new prototypes in the Oil & Gas and Industrial markets.

     We presently have 3 fulltime employees and 3 contractors and we expect to grow gradually as needed.

     We anticipate our total cash requirements for the next twelve months will be approximately $3 million, of which we had $158,570 available at May 31, 2008. The balance of our cash requirements will need to be raised through reorganization and additional financings. The Company anticipates that it will soon commence selling mud-pump product line with objective to continue the operations in more effective and efficient way while on developing alternative energy products using the Company’s patented technology. We have no current arrangements with respect to sources of additional financing and there can be no assurance that additional financing will be available to us on commercially reasonable terms. The inability to obtain additional financing, when needed, would have a material adverse affect on us, including possibly requiring us to curtail our operations. To the extent that future financing involves the sale of our equity securities, our then existing stockholders, could be substantially diluted.

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

Results of Operations

The following is a discussion of our financial condition, changes in financial condition and results of operations for the nine months and three months ended May 31, 2008, as compared to the nine months and three months ended May 31, 2007. This discussion and analysis should be read in conjunction with our most recent audited annual financial statements as of August 31, 2007, filed under Form 10-KSB on December 11, 2007, and the related notes that appear elsewhere in this quarterly report.

Nine-Month Period Ended May 31, 2008 compared to Six-Month Period Ended May 31, 2007.

REVENUES. Revenues are generated from the provision of product revenues and from licensing royalties. In the nine months ended May 31, 2008, we generated revenues of $2,314,365 (product revenues to various clients of $2,308,865 and $5,550 for royalties). In the nine months ended May 31, 2007, we generated revenues of $449,372 (product revenues of $440,288, $3,035 for engineering services and $6,049 for royalties). The increase in revenue reflects delivery of drawworks and oil and gas equipment.

COST OF GOODS SOLD. Our cost of goods sold consists of costs attributable directly to project revenues. Our cost of goods sold in the nine-month period ended May 31, 2008 was $2,042,529. In the comparative period, we recorded $497,710 as cost of goods sold. The increase in cost reflects assembly costs of oil and gas equipment and drawworks.

DEPRECIATION. We record depreciation expense on our property and equipment. In the nine months ended May 31, 2008, we recorded depreciation of $102,667. In the comparative period, we recorded depreciation expense of $107,146.

BUSINESS DEVELOPMENT. Business development expense reflects internal and external costs to market our business opportunity to existing clients and potential new clients. Business development expense includes: the salaries and benefits of our president and fees paid to external consultants. Business development expense was $209,169 for the nine months ended May 31, 2008. This amount included non-cash stock based compensation expense in amount of $39,836. In the comparative period, we recorded business development expense of $451,188. This amount included non-cash stock-based compensation expense in amount of $188,604. The decrease in business development expenses pertains mainly to utilization of our business development team.

CORPORATE FINANCE. Corporate finance expense reflects costs associated with fees paid to maintain the corporate finance function within our company. These fees were paid to external consultants who oversee fund-raising function for our company. Corporate finance expense was $63,038 for the nine months ended May 31, 2008. In the comparative period, we recorded corporate finance expense of $350,795 which included non-cash compensation expense in amount of $190,789 paid by common stock and warrants. The decrease in corporate finance fees is due to utilization of our corporate finance team. GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of administrative salaries and benefits, office supplies, telephone and telecommunications expenses, courier and other general costs not attributable directly to other Income Statement line items. Our selling, general and administrative expenses were $408,183 for the nine months ended May 31, 2008. In the comparative period, we recorded general and administrative expenses of $332,045. The increase in general and administrative expense pertains to non-cash stock-based compensation expense in amount of $154,585 and additional office supplies and maintenance fees related to increased commercial activities relative to the same period in the prior year. In the comparative period, we recorded $105,348 non-cash stock-based compensation expense.

INVESTOR RELATIONS. Our investor relations expense consists primarily of external consulting fees and associated communications costs to increase investors’ awareness of our company. Investor relations expenses were $239,548 for the nine months ended May 31, 2008. In the comparative period, there were recorded investor relations expenses of $345,783. In the nine months ended May 31, 2008, we recorded

$117,187 as non-cash stock-based compensation expense. In the comparative period, non-cash stock-based compensation expense was $207,199.

LISTING AND FILING FEES. Our listing and filing fees expense consist primarily of external consulting fees and associated communication costs to convert our regulatory filings into Edgar filing format. Listing and filing fees expense were $14,387 for the nine months ended May 31, 2008. In the comparative period, we record listing and filing fees expense of $8,360. The increase in expenses pertains to payments to various Canadian Securities Commissions.

PRODUCT DEVELOPMENT. Our product development expense consists primarily of indirect costs that are attributable to costs of product services, salaries, and materials and supplies consumed by our department. Our product development expense was $856,578 for the nine months ended May 31, 2008. This amount includes non-cash stock-based compensation expense in amount of $210,345. In the comparative period, we recorded product development expense in amount of $538,602. This amount included non-cash stock-based compensation expense in amount of $70,436. The increase in product development expense is due primarily to expansion of our product development team and non-cash compensation expense.

PROFESSIONAL FEES. Our professional fees expense consists primarily of external audit fees associated with our auditors and legal fees for our corporate and securities counsels. Professional fees expense was $146,724 for the nine months ended May 31, 2008. In the comparative period, we recorded professional fees expense of $209,227. The decrease in professional fees is mainly due to utilization of our external services.

RENT. Our rent expense consists primarily of an office premises lease and associated variable costs such as property taxes, maintenance, and costs passed on to us regarding our lease agreement. Rent expense was $163,632 for the nine months ended May 31, 2008. In the comparative period, we recorded rent expense of $130,424. The increase is associated with higher payments for current premise.

TECHNOLOGY DEVELOPMENT. Technology development expense reflects internal and external costs to develop our technology including attributable salaries of our engineers, and fees paid to external consultants in advancing our core intellectual property. Technology development expense was $237,197 for the nine months ended May 31, 2008, and includes non-cash stock-based compensation expense in amount of $193,849. In the comparative period, we recorded technology development expense of $162,863. This amount included non-cash stock-based compensation expense in amount of $74,611. The increase in technology development expense is due to non-cash compensation expense.

TRAVEL AND RELATED. Travel and related expense includes all of our travel costs associated with travel including travel for business development, technology and development, and corporate finance. Included in travel are the costs of flights, trains, automotive rentals, accommodations, meals and other associated travel costs. Travel and related expense was $54,297 for the nine months ended May 31, 2008. In the comparative period, we recorded travel and related expense of $69,308. The decrease in expense is associated with limited travel arrangements during the nine months ended May 31, 2008.

Three-Month Period Ended May 31, 2008 compared to Three-Month Period Ended May 31, 2007.

REVENUES. Revenues are generated from the provision of product revenues and from licensing royalties. In the three months ended May 31, 2008, we generated revenues of $333,872 (product revenues to various clients of $332,412 and $1,460 for royalties). In the three months ended May 31, 2007, we generated revenues of $120,972 (product revenues of $118,779 and $2,193for royalties). The increase in revenue reflects delivery of drawworks and oil and gas equipment.

COST OF GOODS SOLD. Our cost of goods sold consists of costs attributable directly to project revenues. Our cost of goods sold in the three months period ended May 31, 2008 was $210,823. In the comparative period, we recorded $138,807 as cost of goods sold. The increase in cost reflects assembly costs of oil and gas equipment and drawworks.

DEPRECIATION. We record depreciation expense on our property and equipment. In the three months ended May 31, 2008, we recorded depreciation of $29,160. In the comparative period, we recorded depreciation expense of $48,962.

BUSINESS DEVELOPMENT. Business development expense reflects internal and external costs to market our business opportunity to existing clients and potential new clients. Business development expense includes: the salaries and benefits of our president and fees paid to external consultants. Business development expense was $78,460 for the three months ended May 31, 2008. This amount included non-cash stock based compensation expense in amount of $6,225. In the comparative period, we recorded business development expense of $264,286. This amount includes non-cash stock-based compensation expense in amount of $178,942. The decrease in business development expenses pertains mainly to non-cash stock based compensation expense and utilization of our business development team.

CORPORATE FINANCE. Corporate finance expense reflects costs associated with fees paid to maintain the corporate finance function within our company. These fees were paid to external consultants who oversee fund-raising function for our company. Corporate finance expense was $26,250 for the three months ended May 31, 2008. In the comparative period, we recorded corporate finance expense of $36,593 which included non-cash compensation expense in amount of $19,095 paid by common stock and warrants. The decrease in corporate finance fees is due to utilization of our corporate finance team.

GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of administrative salaries and benefits, office supplies, telephone and telecommunications expenses, courier and other general costs not attributable directly to other Income Statement line items. Our selling, general and administrative expenses were $117,242 for the three months ended May 31, 2008. In the comparative period, we recorded general and administrative expenses of $201,116. The decrease in general and administrative expense pertains to non-cash stock-based compensation expense in amount of $36,010 and utilization of our general and administrative team. In the comparative period, we recorded $101,924 non-cash stock-based compensation expense.

INVESTOR RELATIONS. Our investor relations expense consists primarily of external consulting fees and associated communications costs to increase investors’ awareness of our company. Investor relations expenses were $31,219 for the three months ended May 31, 2008. In the comparative period, there were recorded investor relations expenses of $111,290. In the three months ended May 31, 2008, we recorded $nil as non-cash stock-based compensation expense. In the comparative period, non-cash stock-based compensation expense was $64,197.

LISTING AND FILING FEES. Our listing and filing fees expense consist primarily of external consulting fees and associated communication costs to convert our regulatory filings into Edgar filing format. Listing and filing fees expense were $7,022 for the three months ended May 31, 2008. In the comparative period, we record listing and filing fees expense of $6,140.

PRODUCT DEVELOPMENT. Our product development expense consists primarily of indirect costs that are attributable to costs of product services, salaries, and materials and supplies consumed by our department. Our product development expense was $273,720 for the three months ended May 31, 2008. This amount includes non-cash stock-based compensation expense to employees in amount of $70,253. In the comparative period, we recorded product development expense in amount of $214,168. This amount included non-cash stock-based compensation expense to employees in amount of $59,338. The increase in product development expense is due primarily to non-cash compensation expense.

PROFESSIONAL FEES. Our professional fees expense consists primarily of external audit fees associated with our auditors and legal fees for our corporate and securities counsels. Professional fees expense was $18,489 for the three months ended May 31, 2008. In the comparative period, we recorded professional fees expense of $62,754.

RENT. Our rent expense consists primarily of an office premises lease and associated variable costs such as property taxes, maintenance, and costs passed on to us regarding our lease agreement. Rent expense was $58,616 for the three months ended May 31, 2008. In the comparative period, we recorded rent expense of $53,476.

TECHNOLOGY DEVELOPMENT. Technology development expense reflects internal and external costs to develop our technology including attributable salaries of our engineers, and fees paid to external consultants in advancing our core intellectual property. Technology development expense in amount of $64,616 for the three months ended May 31, 2008 represents non-cash stock-based compensation expense. In the comparative period, we recorded technology development expense of $75,182. This amount included non-cash stock-based compensation expense in amount of $60,113. The decrease in technology development expense is due primarily to non-cash compensation expense.

TRAVEL AND RELATED. Travel and related expense includes all of our travel costs associated with travel including travel for business development, technology and development, and corporate finance. Included in travel are the costs of flights, trains, automotive rentals, accommodations, meals and other associated travel costs. Travel and related expense was $8,819 for the three months ended May 31, 2008. In the comparative period, we recorded travel and related expense of $16,958. The decrease in expense is associated with limited travel arrangements during the three months ended May 31, 2008.

Liquidity and Capital Resources

As at May, 2008, our total cash was $158,570, our working capital deficiency was $886,858, and our net deficiency in assets was $673,704. Since inception, we have incurred cumulative losses of $11,643,153. Our current working capital is expected to be sufficient to satisfy our operating requirements for approximately for about a month. Our ability to satisfy projected working capital requirements is dependent upon our ability to generate revenue, and to secure additional funding through public or private sales of securities, including equity securities. We have an obligation to issue shares in an amount of $100,000. We are continuing to actively pursue investments from a number of potential sources. There is no assurance that we will secure the necessary capital on terms acceptable to us. If we are unable to raise additional capital when needed, this could have a material adverse affect on us, including possibly requiring us to curtail or cease our operations.

In the nine months ended May 31, 2008, our operations consumed $963,154. Our net loss of $2,252,474 included non-cash expenses of $715,802, depreciation of $102,667, interest expenses of $6,400 and amortization expenses of $41,250. In arriving at our net cash consumed in operations, our net loss was increased by $423,201 of cash consumed in our operating assets and liabilities, resulting in net cash used in operations of $963,154.

In the nine months ended May 31, 2008, we spent $14,190 on new furniture, computer hardware and equipment.

In the nine months ended May 31, 2008, we consumed $91,665 from our financing activities. We received a private placement of $1,250,000 ($983,066 net of associated fees), related to the investment of non-US investors for investment purposes. We have $100,000 obligation to issue shares. Our cash flow from financing activities was decreased by payments of loan payable in amount of $1,962, capital lease payable in amount of $1,310 and repayment of convertible notes payable in amount of $1,300,699.

In total, our cash decreased by $1,069,009 to $158,570 for the nine month period ended May 31, 2008. Our cash was $279,265 as of May 31, 2007.

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

b)

There has been no change in our internal control over financial reporting during the three months ended May 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: July 14, 2008